Form 10-K
period 2003-12-31
FIRST NATIONAL BANKSHARES OF FLORIDA INC
filed 2004-03-12
CIK 1267969

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 Mark One
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 001-31883

                   FIRST NATIONAL BANKSHARES OF FLORIDA, INC.
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                       20-0175526
(State or other jurisdiction of incorporation)       (IRS Employer Identification No.)

               2150 GOODLETTE ROAD NORTH, NAPLES, FLORIDA, 34102
             (Address of principal executive offices and zip code)

                                  800-262-7600
              (Registrant's telephone number, including area code)

  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT (TITLE OF CLASS):
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The Registrant's common stock began trading on the New York Stock Exchange on January 2, 2004, and was not publicly traded prior to that date. On March 1, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price as reported by the New York Stock Exchange for such date, was approximately $907,388,566.

     As of March 1, 2004, the registrant had outstanding 46,295,335 shares of common stock having a par value of $0.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for its 2004 Annual Meeting of Shareholders are incorporated herein by reference in response to Part III of this Form 10-K.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I................................................................    3
Item 1.   Business....................................................    3
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

PART II...............................................................   10
Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   28
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   28
Item 9A.  Controls and Procedures.....................................   28

PART III..............................................................   28
Item 10.  Directors and Executive Officers of the Registrant..........   28
Item 11.  Executive Compensation......................................   29
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   29
Item 13.  Certain Relationships and Related Transactions..............   29
Item 14.  Principal Accountant Fees and Services......................   29

PART IV...............................................................   29
Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   29
INDEX TO EXHIBITS.....................................................   31

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We base these forward-looking statements on our expectations and projections about future events, which we have derived from the information currently available to us. In addition, forward-looking statements may be included in our filings with the SEC or press releases or oral statements made by or with the approval of one of our executive officers. For each of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or our future performance, including but not limited to:

     - benefits resulting from our spin-off from F.N.B. Corporation;

     - possible or assumed future results of operations;

     - future revenue and earnings; and

     - business and growth strategies.

     Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as "may," "could," "will," "should," "likely," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projects," "predicts," "potential" or "continue" or the negative of these or similar terms. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: (1) the uncertainty of general business and economic conditions; (2) the impact of competition, both expected and unexpected; and (3) the risk that underlying assumptions or expectations related to the spin-off prove to be inaccurate or unrealized.

     Forward-looking statements are only predictions and speak only as of the date they are made. You should not place undue reliance on forward-looking statements. The forward-looking events discussed in this document and other statements made from time to time by us may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we are not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in other statements that we make from time to time might not occur.

                                     PART I

ITEM 1.  BUSINESS

     We were incorporated under the laws of the State of Florida on August 12, 2003 as a wholly owned subsidiary of F.N.B. Corporation. We did not have any material assets or activities until our spin-off from F.N.B. on January 1, 2004. After the spin-off, we became an independent public company, and we are no longer affiliated with F.N.B. For additional information on the spin-off, refer to First National Bankshares of Florida, Inc.'s consolidated financial statements included in this document.

     We are a financial holding company under the Gramm-Leach-Bliley Act of 1999. We have three reportable business segments: community banking, insurance agencies, and wealth management. For additional information regarding these segments, refer to the Business Segments footnote in the notes to the consolidated financial statements included in this document. We own and operate First National Bank of Florida, a national bank; First National Wealth Management Company, a nationally chartered trust company; and Roger Bouchard Insurance, Inc., an insurance agency.

     Through our subsidiaries, we provide a full range of financial services, principally to consumers and small-to medium-size businesses in our market areas. Our business strategy is to focus primarily on providing quality, community-based financial services adapted to the needs of each of the markets we serve. Our results have emphasized a community orientation by preserving local advisory boards of directors and by allowing local management certain autonomy in decision-making, enabling them to respond to customer requests more quickly and concentrate on transactions within their market areas. However, while we preserve some decision-making at a local level, we have centralized our legal, loan review, accounting, investment, audit, loan operations and data processing functions. The centralization of these processes enables us to maintain consistent quality of these functions and to achieve certain economies of scale.

     Following is information as of December 31, 2003 regarding our subsidiaries, all of which are wholly owned by us (dollars in thousands).

                                           TOTAL        TOTAL         TOTAL      NUMBER OF
                                           ASSETS      DEPOSITS    REVENUES(2)    OFFICES
                                         ----------   ----------   -----------   ---------
First National Bank of Florida(1)
  Naples, Florida......................  $3,717,993   $2,719,989    $151,976        59
Roger Bouchard Insurance, Inc.
  Clearwater, Florida..................      36,975           --      27,323        10
First National Wealth Management
  Company
  Naples, Florida......................       2,368           --       6,565         5

---------------

(1) Includes Southern Exchange Bank, which was acquired on March 31, 2003 and merged into First National Bank of Florida on October 10, 2003 as part of an internal reorganization.

(2) Represents net interest income and non-interest income for the year ended December 31, 2003.

OPERATIONS OF FIRST NATIONAL BANK OF FLORIDA

     First National Bank of Florida, offers services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans.

     No material portion of our deposits has been obtained from a single or small group of customers, and the loss of any customer's deposits or a small group of customers' deposits would not have a material adverse effect on our business. The deposits held by the bank have been generated within its market area. The bank does not have any brokered deposits.

     Our lending philosophy is to minimize credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying our loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio. We do not have any highly leveraged transaction loans.

     The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce its risk:

          Commercial Loans. These loans are customarily granted to our established local business customers in our market area on a fully collateralized basis to meet their credit needs. The loans can be extended for periods of between one year and five years and are usually structured to fully amortize over the term of the loan or balloon after the third year or fifth year of the loan with an amortization period up to 10 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 80%. The risks of these types of loans depend on the general business conditions of the local economy and the local business borrower's ability to sell its products and services in order to generate sufficient business profits to repay us under the agreed upon terms and conditions.

          Commercial lending generally involves greater credit risk than residential real estate or consumer lending, and involves risks that are different from those associated with commercial real estate lending. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may represent an insufficient source of repayment because equipment and other business assets may, among other things, be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness and projected cash flow of the borrower (and any guarantors), while liquidation of collateral is considered a secondary source of repayment. To manage these risks, our policy is to secure the commercial loans it makes with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, it actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

          Commercial Real Estate. We offer commercial real estate loans to developers of both commercial and residential properties. Because payments on these loans are often dependent on the successful development, operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. If the estimate of value proves to be inaccurate, the property may not provide the lender with full repayment in the event of default and foreclosure. We seek to minimize risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. We also actively monitors such measures as advance rate, cash flow, collateral value and other appropriate credit factors. We also generally obtain loan guarantees from financially capable parties to the transaction based on a review of personal financial statements.

          Residential Real Estate. We are an active residential mortgage lender. We offer both first and second mortgage residential real estate and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. We retain loans for our portfolio when it has sufficient liquidity to fund the needs of its established customers and when rates are favorable to retain the loans. The loans that we retain for our portfolio are usually structured to balloon after the third year or fifth year with an amortization up to 30 years. These loans are priced according to proper index and margin, and should not lag behind funding costs. We also originate certain residential mortgage loans for sale in the secondary loan market. These loans are collateralized by one-to-four family residential real estate and typically sold with servicing rights released. The risk we assume is conditioned upon its internal controls, loan underwriting and market conditions in the national mortgage market. The risk associated with residential real estate loans is minimized by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower.

          Construction Real Estate. Our construction loans represent less than 13% of our total loans. Our construction loan portfolio consists of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 24 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans involve risks in that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, we limit loan-to-value ratios for owner-occupied residential or commercial properties to 85%, and for investor-owned residential or commercial properties to 80% of when-completed appraised values. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss.

          Installment Loans. These loans are granted to individuals for the purchase of personal goods. These loans are generally granted for periods ranging between one and five years at fixed rates of interest 1% to 5% above prime interest rate quoted in The Wall Street Journal. Loss or decline of income by the borrower due to unplanned occurrences may represent risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. We assess the applicant's credit history and ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the item purchased by the consumer and hold title until the loan is repaid in full.

     In addition to traditional banking products, we offer various alternative investment products, including mutual funds and annuities.

OPERATIONS OF FIRST NATIONAL WEALTH MANAGEMENT COMPANY

     First National Wealth Management Company is a newly formed national trust company to which F.N.B. transferred all of the Florida operations of its First National Trust Company subsidiary. It provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of January 1, 2004, the market value of corporate-wide trust assets under management totaled approximately $910.2 million.

OPERATIONS OF ROGER BOUCHARD INSURANCE, INC.

     Roger Bouchard Insurance, Inc., is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. At January 1, 2004, they operated 10 offices in Southwest and Central Florida.

MARKET AREA AND COMPETITION

     Our subsidiaries operate in an area represented by high growth and high median family income. The industries served in this market include diversified mix of tourism, construction, services, light manufacturing, distribution and agriculture. Our market area is southwest and central Florida, with branches located in the key metropolitan areas of Orlando, Tampa, Sarasota, Fort Myers and Naples.

     Historically, southwest and central Florida's population has grown at a faster pace than most markets in the country. From 1990 to 2002, the population in this market area grew 44% compared with 15% and 28% for the United States and the state of Florida, respectively. This trend is expected to continue. The projected population growth for 2002 to 2007 in the southwest and central Florida markets is projected to be 14%, compared with 5% and 10% in the United States and the state of Florida, respectively.

     In addition, the median household income in the southwest and central Florida markets exceeds other sections of the United States and the state of Florida. The following table depicts the 2002 median household income and the projected growth in median household income from 2002 to 2007 for our market, the United States, the state of Florida, and our base market, Naples, Florida:

                                                                           PROJECTED
                                                              HISTORICAL    GROWTH
                                                                 2002      2002-2007
                                                              ----------   ---------
Southwest and central Florida...............................   $47,850        19%
United States...............................................    47,065        16%
Florida.....................................................    41,258        14%
Naples, Florida.............................................    57,326        23%

     Our subsidiaries compete with a large number of other financial institutions, such as commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions and commercial finance and leasing companies. Many of these other financial institutions have greater resources than we do for deposits, loans and service business. Our market share of aggregate deposits in Florida was 4.8% as of December 31, 2002, ranking 6th behind the major financial institutions in the southeastern United States. Collectively, these financial institutions represent aggregate deposit market share of 47% in the state of Florida. In providing wealth and asset management services, our subsidiaries compete with many other financial service firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies.

     The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, but in processing information. Each of our subsidiaries consistently must make technological investments to remain competitive.

EMPLOYEES

     As of January 1, 2004, we employed approximately 1,237 full-time and 117 part-time employees.

SUPERVISION AND REGULATION

     Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, a law designed to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange has also recently revised its corporate governance rules to allow shareholders to more easily and efficiently monitor the performance of companies and the qualifications and activities of "insiders."

     As directed by Section 302(a) of Sarbanes-Oxley, our chief executive officer and chief financial officer are each required to certify that our Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our Quarterly and Annual Reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

     Banking Activities and Financial Holding Company Regulation. We operate in a highly regulated environment, and our business activities are governed by statute, regulation and administrative policies. Our business activities are closely supervised by a number of regulatory agencies, including the FRB, the OCC and the FDIC.

     We are regulated by the FRB under the Federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the FRB before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of any bank, and before merging or consolidating with another bank holding company. The FRB has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the FRB policy, we may be required to provide financial support to our subsidiary bank at a time when, absent such FRB policy, we may not deem it advisable to provide such assistance.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, we or any other bank holding company may acquire a bank located in a state other than the state in which such holding company is located, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies may consolidate their multi-state bank operations into a single bank subsidiary and branch interstate through acquisitions.

     As national banks, First National Bank of Florida and First National Wealth Management Company are subject to the supervision of the OCC and, to a limited extent, the FDIC and the FRB. The bank is also subject to state banking and usury laws restricting the amount of interest which may be charged in making loans or other extensions of credit. In addition, First National Bank of Florida, our subsidiary, is subject to restrictions under federal law when dealing with us and our affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

     Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999 (GLBA), enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws that prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law, allowing them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). We have elected financial holding company status. The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

     The GLBA establishes a system of functional regulation, under which the FRB regulates the banking activities of financial holding companies and other federal banking regulators regulate banks' financial subsidiaries. The SEC regulates securities activities of financial holding companies and state insurance regulators regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

     The implementation of the GLBA increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers.

     Capital Adequacy Requirements. We are subject to regulatory capital adequacy guidelines imposed by the FRB and the OCC. These guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders' equity, noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries and trust preferred securities (limited to 25% of total Tier 1 capital). Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents a bank's qualifying total capital.

     Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4.0% and the minimum total capital ratio is 8.0%. On January 1, 2004, our consolidated Tier 1 and total risk-based capital ratios under these guidelines were approximately 8.4% and 10.1%, respectively.

     The FRB, FDIC and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. These rules provide for a minimum leverage ratio of at least 3.0% Tier 1 capital to total average assets (net of goodwill, certain intangible assets, and certain deferred tax assets) for institutions having the highest regulatory rating, while all other institutions are generally required to maintain a ratio of at least 4.0%. On January 1, 2004, our consolidated leverage ratio was approximately 6.2%.

     For additional information regarding our capital ratios, refer to the Regulatory Matters footnote in the notes to our consolidated financial statements, included elsewhere in this document.

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA) provided a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICIA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. The FDICIA created five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of 5% of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, are subject to certain asset growth restrictions and are required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. At January 31, 2004, our subsidiary national bank was well capitalized under the FDICIA.

     As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

     In addition, the FRB, the OCC and the FDIC have adopted regulations, pursuant to the FDICIA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

     Reporting Requirements. The Bank and the Wealth Management Company are subject to periodic on-site examinations under the supervisory jurisdiction of the OCC. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by national banking laws and regulations.

     We and our subsidiaries are subject to periodic examinations by the FRB. On-site FRB holding company inspections are typically conducted on an annual basis. As a financial holding company, we are required to file with the FRB an annual report of operations at the end of each fiscal year and such additional information as the FRB may require pursuant to the Bank Holding Company Act.

     The scope of our regulation and permissible activities are subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. We are not aware of any attributes of our management or operating plans that would cause regulators to impose higher requirements.

     Roger Bouchard Insurance, Inc. Roger Bouchard Insurance, Inc. is subject to licensing requirements and extensive regulation under the laws of the United States and the State of Florida. These laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

     Governmental Policies. Our operations are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the FRB regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. FRB monetary policies have had a significant effect on the operating results of all financial institutions in the past and will continue to do so in the future.

AVAILABLE INFORMATION

     We maintain a website at www.firstnationalbankshares.com. We will make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on our website as soon as practicable after such reports are filed with the SEC.

ITEM 2.  PROPERTIES

     Our banking subsidiary, First National Bank of Florida, owns an eight-story building in Naples, Florida, which serves as our executive and administrative offices. The bank also owns an operations center in Naples, Florida.

     Our banking, wealth management and insurance agency offices are located in nine counties in southwestern and central Florida. We own 50 of our 74 offices and lease the remaining 24 offices under operating leases expiring at various dates through the year 2087.

ITEM 3.  LEGAL PROCEEDINGS

     Our subsidiaries are subject to routine claims and lawsuits incidental to our business. We do not believe that the ultimate liability arising out of these claims and lawsuits will have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the New York Stock Exchange under the symbol "FLB" on January 2, 2004. On that day, our stock price opened at $16.65. On March 1, 2004, our stock price closed at $19.60.

     On January 21, 2004, our Board of Directors declared a $.07 per share dividend, payable on February 15, 2004 to our shareholders of record on February 1, 2004. On March 1, 2004, there were 11,124 holders of record of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data that have been derived from our consolidated financial statements for each of the five years in the period ended December 31, 2003. The financial data for the years 2000-2003 were derived from our audited consolidated financial statements. The financial data for 1999 were derived from our unaudited financial statements, which were prepared on the same basis as our audited financial statements and reflect all necessary adjustments and reclassifications in accordance with generally accepted accounting principles. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. Our historical financial information may not be indicative of our future performance as an independent company.

     The selected financial data as of and for the year ended December 31, 2003 include Southern Exchange Bank ("SEB"), which was acquired in connection with F.N.B.'s acquisition of SEB's holding company, Charter Banking Corp., on March 31, 2003. Refer to the "Mergers and Acquisitions" footnote in the notes to our consolidated financial statements for further information regarding the acquisition of SEB by F.N.B. and the spin-off of F.N.B.'s Florida operations. SEB increased total assets by $795.6 million, stockholder's equity by $150.2 million and book value per common share by $3.24.

     The selected financial data include transactions accounted for as poolings of interests. Selected financial data for the years ended December 31, 2000 and 1999 reflect the historical financial data of Citizens Community Bancorp, Inc. and OneSource Group, Inc., which were acquired in 2001 in transactions accounted for as poolings of interest. The selected financial data for the year ended December 31, 1999 includes the historical financial data of Guaranty Bank & Trust, which was acquired in 1999 and accounted for as poolings of interest. Refer to the "Mergers and Acquisitions" footnote in the notes to our audited consolidated financial statements.

                                                       YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   -----------
                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)(UNAUDITED)
Total interest income............  $  166,294   $  150,931   $  148,728   $  150,196   $  127,455
Total interest expense...........      42,846       47,299       65,316       74,606       55,896
Net interest income..............     123,448      103,632       83,412       75,590       71,559
Provision for loan losses........       7,184        5,470        4,468        5,589        3,881
Total non-interest income........      62,416       54,728       47,980       36,281       35,140
Total non-interest expense.......     130,298      104,441       93,588       75,964       79,778
Merger and consolidation
  expenses.......................       1,235          413        2,714           --        1,527
Net income.......................      31,751       32,064       21,216       19,755       16,365
AT PERIOD-END
Total assets.....................  $3,751,136   $2,735,204   $2,202,004   $2,125,737   $1,936,455
Loans, net of unearned income....   2,449,382    1,960,895    1,704,831    1,594,729    1,439,260
Deposits.........................   2,719,989    2,122,052    1,760,163    1,686,505    1,506,236
Long-term debt...................     271,000       50,591       65,622       68,822       71,533
Total stockholder's equity.......     365,115      268,081      179,466      170,874      150,389
PER COMMON SHARE
Net income
  Basic..........................  $      .69   $      .70   $      .48   $      .44   $      .36
  Diluted........................         .68          .68          .47          .43          .35
Book value.......................        7.87         5.79         4.05         3.60         3.32
RATIOS
Return on average assets.........         .91%        1.25%        1.00%         .97%         .96%
Return on average equity.........        7.91        12.63        12.27        12.13        12.46
Average equity to average
  assets.........................       11.53         9.89         8.11         7.98        13.01
Allowance for loan losses as a
  percentage of total loans......        1.15         1.09         1.10         1.08          .99
Annualized charge-offs as a
  percentage of average loans....         .13          .22          .19          .16          .21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with "Selected Financial Data," and our consolidated financial statements and the notes thereto included in this Form 10-K. This discussion contains forward-looking statements. Please see "Cautionary Statement Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

SEPARATION FROM F.N.B.

     We were incorporated under the laws of the State of Florida on August 12, 2003 as a wholly owned subsidiary of F.N.B. Corporation. We did not have any material assets or activities prior to F.N.B.'s contribution to us of its Florida operations, as described in our Form 10 Registration Statement filed with the Securities and Exchange Commission on December 22, 2003. On January 1, 2004, we became an independent public company through a tax-free spin-off from F.N.B., with F.N.B. having no continuing ownership interest in us. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the businesses transferred to us from F.N.B. prior to the distribution. The financial information included in this document, however, is not necessarily indicative of what our results of operations or financial position would have been had we operated as an independent company during the periods presented, nor is it necessarily indicative of our future performance as an independent company.

     All material intercompany transactions between entities included in our consolidated financial statements have been eliminated. We have been allocated certain F.N.B. corporate assets, liabilities and expenses based on an estimate of the proportion of such amounts allocable to us, utilizing such factors as total revenues, employee headcount and other relevant factors. We believe that these allocations have been made on a reasonable basis. We believe that all costs allocated to us are a reasonable representation of the costs that we would have incurred if we had performed these functions as a stand-alone company.

     In conjunction with the separation of the F.N.B. businesses, we entered into various agreements with F.N.B. that address the allocation of assets and liabilities, and that define our relationship with F.N.B. after the spin-off, including a Distribution Agreement, a Tax Disaffiliation Agreement, and an Employee Benefits Agreement.

     In connection with the separation from F.N.B., our subsidiaries incurred approximately $10.5 million in restructuring expenses. These expenses consisted of $5.3 million of early retirement expenses and involuntary separation costs, $4.2 million in professional fees, and approximately $1.0 million in fixed asset write-off and other expenses connected with the separation.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes the financial statements could reflect different estimates, assumptions and judgments.

     Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. The most significant accounting policies that we follow are presented in the notes to our consolidated financial statements.

     These policies, along with the disclosures presented in the notes to our consolidated financial statements provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the following accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

     The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.

     The loan portfolio represents the largest asset type on the consolidated balance sheet. Leases are carried at the aggregate of the lease payments and the estimated residual value of the leased property, less unearned income.

     Loans are classified as held for sale based on management's intent to sell them. At the date a loan is determined to be held for sale, the loan is recorded at the lower of cost or market. Any subsequent adjustment as a result of the lower of cost or market analysis is recognized as a valuation adjustment with changes included in non-interest income. These market value assumptions include but are not limited to the timing of a sale, the market conditions for the particular credit and overall investor demand for these assets. Changes in market conditions, interest rate environment, and actual liquidation experience may result in additional valuation adjustments that could adversely impact earnings in future periods.

     Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Our goodwill relates to value inherent in our banking and insurance businesses.

The value of this goodwill is dependent upon our ability to provide quality, cost effective services in the face of competition. As such, the value of our goodwill is supported ultimately by revenue which is driven by the volume of business transacted and the market share acquired. A decline in earnings as a result of a lack of growth or our inability to deliver cost effective services over sustained periods can lead to impairment of goodwill which could result in additional expense and adversely impact earnings in future periods.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

     The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

     The following table represents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date:

                                                        PAYMENTS DUE IN
                                  -----------------------------------------------------------
                                  ONE YEAR     ONE TO       THREE TO       OVER
                                  OR LESS    THREE YEARS   FIVE YEARS   FIVE YEARS    TOTAL
                                  --------   -----------   ----------   ----------   --------
Certificate of deposits and
  other time deposits...........  $437,168    $403,194      $77,216      $ 3,833     $921,411
Federal funds purchased.........    86,000          --           --           --       86,000
Securities sold under repurchase
  agreements....................   248,051          --           --           --      248,051
Federal Home Loan Bank
  advances......................    42,000     148,000       10,000       31,944      231,944
Subordinated debentures and
  other long-term debt..........        57         127          128       58,744       59,056
Operating leases................     1,056       1,471          745        7,905       11,177

     The following table represents, as of December 31, 2003, the amounts and expected maturities of significant commitments and other off-balance sheet items:

                                                        PAYMENTS DUE IN
                                  -----------------------------------------------------------
                                  ONE YEAR     ONE TO       THREE TO       OVER
                                  OR LESS    THREE YEARS   FIVE YEARS   FIVE YEARS    TOTAL
                                  --------   -----------   ----------   ----------   --------
Commitments to extend credit:
  Commercial....................  $381,249    $167,093       $9,442      $27,820     $585,604
  Residential real estate.......     4,547      21,922           32          791       27,292
  Revolving home equity lines...    91,518          --           --           --       91,518
  Credit card and other
     consumer...................    12,665          --           --           --       12,665
Standby letters of credit.......    27,180       7,300           46          316       34,842
Commitments to sell mortgage
  loans.........................     5,166          --           --           --        5,166

     Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that the borrower has the ability to draw upon these commitments at any time and these commitments often expire without being drawn upon.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

  Overview

     Net income was $31.8 million for 2003 compared to net income of $32.1 million for 2002. Basic earnings per share were $.69 and $.70 for 2003 and 2002, respectively, while diluted earnings per share was $.68 for both periods. Common comparative ratios for results of operations include the return on average assets and the return on average equity. Our return on average assets was .91% for 2003 compared to 1.25% for 2002, while our return on average equity was 7.91% for 2003 and 12.63% for 2002. Results of operations include SEB which was acquired on March 31, 2003.

     Full year 2003 diluted earnings per share were reduced $.17 per share due to after-tax merger and restructuring expenses of $8.4 million. Full year 2002 diluted earnings were reduced $.03 per share due to after-tax merger expenses and a prepayment penalty on early termination of FHLB debt totaling $1.3 million.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

                                                             YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------------------------
                                      2003                             2002                             2001
                         ------------------------------   ------------------------------   ------------------------------
                                      INTEREST                         INTEREST                         INTEREST
                          AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                          BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE
                         ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
Interest earning
  assets:
Interest bearing
  deposits with
  banks................  $    1,133   $     11     .97%   $    3,070   $     42    1.37%   $    1,168   $     65    5.57%
Federal funds sold.....      12,967        150    1.16        60,374        989    1.64        69,283      3,174    4.58
Taxable investment
  securities(1)........     651,705     26,043    4.00       302,278     16,042    5.31       225,949     13,514    5.98
Non-taxable investment
  securities(2)........      79,467      5,122    6.45        18,210      1,242    6.82        16,984      1,152    6.78
Loans(3)...............   2,256,771    137,197    6.08     1,876,611    133,027    7.09     1,619,843    131,190    8.10
                         ----------   --------            ----------   --------            ----------   --------
Total interest earning
  assets...............   3,002,043    168,523    5.61     2,260,543    151,342    6.69     1,933,227    149,095    7.71
                         ----------   --------            ----------   --------            ----------   --------
Cash and due from
  banks................     100,989                           85,998                           69,462
Allowance for loan
  losses...............     (25,287)                         (20,611)                         (17,552)
Premises and
  equipment............     109,467                           73,715                           66,913
Other assets...........     292,717                          167,963                           81,960
                         ----------                       ----------                       ----------
                         $3,479,929                       $2,567,608                       $2,134,010
                         ==========                       ==========                       ==========
LIABILITIES
Interest bearing
  liabilities:
Deposits:
  Interest bearing
    demand.............  $  438,558      2,194     .50    $  399,038      2,485     .62    $  354,325   $  5,270    1.49
  Savings..............     850,980     10,433    1.23       589,289     11,855    2.01       408,911     11,427    2.79
  Other time...........     867,856     22,978    2.65       680,358     26,786    3.94       669,028     39,315    5.88
Short-term
  borrowings...........     275,147      2,373     .86       193,648      1,994    1.03       160,329      5,067    3.16
Long-term debt.........     158,995      4,868    3.06        65,566      4,179    6.37        65,293      4,237    6.49
                         ----------   --------            ----------   --------            ----------   --------
    Total interest
      bearing
      liabilities......   2,591,536     42,846    1.65     1,927,899     47,299    2.45     1,657,886     65,316    3.94
                         ----------   --------            ----------   --------            ----------   --------
Non-interest bearing
  demand...............     423,544                          348,260                          279,883
Other liabilities......      63,524                           37,540                           23,270
                         ----------                       ----------                       ----------
                          3,078,604                        2,313,699                        1,961,039
                         ----------                       ----------                       ----------
STOCKHOLDER'S EQUITY...     401,325                          253,909                          172,971
                         ----------                       ----------                       ----------
                         $3,479,929                       $2,567,608                       $2,134,010
                         ==========                       ==========                       ==========
Excess of interest
  earning assets over
  interest bearing
  liabilities..........  $  410,507                       $  332,644                       $  275,341
                         ==========                       ==========                       ==========
Net interest income....               $125,677                         $104,043                         $ 83,779
                                      ========                         ========                         ========
Net interest spread....                           3.96%                            4.24%                            3.77%
                                                  ====                             ====                             ====
Net interest
  margin(4)............                           4.19%                            4.60%                            4.33%
                                                  ====                             ====                             ====

---------------

(1) The average balances and yields earned on securities are based on historical cost.

(2) The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35%, adjusted for certain federal tax preferences.

(3) Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

(4) Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by total interest earning assets.

  Net Interest Income

     Net interest income, our primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. Net interest income, on a fully taxable equivalent basis, totaled $125.7 million for 2003, an increase of 20.8% as compared to $104.0 million for 2002. We were able to grow net interest income by increasing interest earning assets and effectively managing interest paid on deposits. With rates at a historical low point, we expect to have limited ability to lower certain deposit rates further. Net interest income consisted of interest income of $168.5 million and interest expense of $42.8 million for 2003 compared to $151.3 million and $47.3 million, respectively, for 2002. The yield on interest earning assets decreased by 108 basis points and the rate paid on interest bearing liabilities decreased by 80 basis points. Net interest margin decreased from 4.60% at December 31, 2002 to 4.19% at December 31, 2003. The decline in the margin can be attributed to SEB, which reduced our margin by 25 basis points, and the acceleration of prepayments and repricing of interest earning assets. We expect to continue to experience margin compression during 2004 due to additional interest expense from the $41.2 million debenture and $17.0 million subordinated note. The impact of future rate changes on our net interest income is discussed further under the "Liquidity and Interest Rate Sensitivity" caption below.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the periods indicated (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------
                                                     2003                           2002
                                         ----------------------------   -----------------------------
                                         VOLUME      RATE       NET     VOLUME      RATE       NET
                                         -------   --------   -------   -------   --------   --------
Interest Income
  Interest bearing deposits with
     banks.............................  $   (21)  $    (10)  $   (31)  $    73   $    (96)  $    (23)
  Federal funds sold...................     (611)      (228)     (839)     (365)    (1,820)    (2,185)
  Securities...........................   16,658     (2,777)   13,881     3,866     (1,248)     2,618
  Loans................................   14,050     (9,880)    4,170     8,609     (6,772)     1,837
                                         -------   --------   -------   -------   --------   --------
Net Change.............................  $30,076   $(12,895)  $17,181   $12,183   $ (9,936)  $  2,247
                                         -------   --------   -------   -------   --------   --------
Interest Expense
  Deposits:
     Interest bearing demand...........  $   305   $   (596)  $  (291)  $   768   $ (3,553)  $ (2,785)
     Savings...........................    4,147     (5,569)   (1,422)    1,169       (741)       428
     Other time........................   20,250    (24,058)   (3,808)      678    (13,207)   (12,529)
  Short-term borrowings................      621       (242)      379     1,370     (4,443)    (3,073)
  Long-term debt.......................    1,084       (395)      689        17        (75)       (58)
                                         -------   --------   -------   -------   --------   --------
                                          26,407    (30,860)   (4,453)    4,002    (22,019)   (18,017)
                                         -------   --------   -------   -------   --------   --------
Net Change.............................  $ 3,669   $ 17,965   $21,634   $ 8,181   $ 12,083   $ 20,264
                                         =======   ========   =======   =======   ========   ========

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

     For 2003, interest income on loans, on a fully taxable equivalent basis, increased 3.1% from $133.0 million to $137.2 million. This increase resulted from favorable loan volumes as average loans increased by $380.2 million. Interest income on investment securities increased $13.9 million to $31.2 million during 2003 as the average balance of investment securities increased $410.7 million to $731.0 million. The increase in the average balance of investment securities was directly attributable to the acquisition of SEB.

     Interest expense on deposits decreased $5.5 million or 13.4% in 2003 while average interest bearing deposits increased by $488.7 million. The acquisition of SEB increased interest expense on deposits by $3.1 million and average interest bearing deposits by $278.7 million. Excluding SEB, the average balance in interest bearing demand and savings deposits increased $24.1 million and $202.5 million, respectively, while time deposits decreased $16.6 million. We continued to generate non-interest-bearing deposits successfully as such deposits, excluding SEB, increased by $45.1 million or 2.9% in 2003. Interest expense on short-term borrowings increased by $379,000 and the interest rate paid decreased by 17 basis points in 2003. Interest expense on long-term debt increased $689,000 in 2003 solely from a $93.4 million increase in average long-term debt as the rate paid decreased 331 basis points. SEB's FHLB borrowings increased average long-term debt by $101.2 million.

     The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses, which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses increased from $5.5 million for 2002 to $7.2 million for the same period in 2003.

  Non-Interest Income

     Total non-interest income increased 14.0% from $54.7 million for 2002 to $62.4 million in 2003. Service charges on deposit accounts increased 30.3% during 2003 to $18.1 million from $13.9 million. Income from wealth management services increased $1.9 million, or 39.9%, to $6.6 million in 2003 compared to $4.7 million in 2002. Insurance commissions and fees increased 2.9% from $25.4 million in 2002 to $26.2 million in 2003. These higher levels of fee income are attributable to growth in insurance, expanded banking services and our continued focus on providing a wide array of wealth management services, such as annuities, mutual funds and trust services. Our insurance commissions from workmen's compensation policies, provided specifically to employee leasing companies, have declined and are not expected to return to historical levels as insurance carriers have discontinued providing coverage to this market segment. We did not recognize any insurance commissions in 2003 from this line of business which generated $2.8 million in insurance commissions during 2002. Gains on the sale of mortgage loans for 2003 increased 8.9% to $5.6 million as compared to $5.1 million for the same period in 2002. The increase in gains on the sale of mortgage loans was a direct result of increases in homeowner refinancing driven by mortgage interest rates declining to historical low levels. As mortgage interest rates increase, we anticipate this level of growth in gains to decline.

  Non-Interest Expense

     Total non-interest expense increased 24.8% from $104.4 million in 2002 to $130.3 million in 2003. We recorded merger costs associated with SEB of $1.2 million in 2003 and with Central Bank Shares, Inc. of $413,000 in 2002. These expenses were primarily involuntary separation costs associated with the terminated employees and early retirement costs. In addition, the Company recorded $10.5 million of restructuring expenses related to the spin-off transaction. These expenses consisted of $5.3 million in early retirement expenses, $4.2 million in professional fees, and approximately $1.0 million in fixed asset write-off and other expenses connected with the separation. For 2003, salary and employee benefits increased $16.2 million from $60.5 million in 2002 to $76.7 million in 2003. The increase is due to increased health care costs, the acquisition of SEB in 2003 and early retirement expenses associated with the spin-off transaction. Excluding professional fees and other expenses incurred in connection with the spin off transaction of $4.8 million, other non-interest expenses totaled $32.1 million for 2003, a $762,000 decrease from 2002.

     Our income tax expense was $16.6 million for 2003 compared to $16.4 million for 2002. The 2003 effective tax rate of 34.4% was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from non-taxable interest and dividend income, offset by non-deductible restructuring expenses.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Overview

     Net income was $32.1 million for 2002 compared to net income of $21.2 million in 2001. Basic earnings per share were $.70 and $.48 for 2002 and 2001, while diluted earnings per share were $.68 and $.47 for those same periods. Common comparative ratios for results of operations include the return on average assets and the return on average equity. Our return on average assets was 1.25% for 2002 compared to 1.00% for 2001, while our return on average equity was 12.63% for 2002 and 12.33% for 2001. Full year 2002 diluted earnings were reduced $.03 per share due to after-tax merger expenses and a prepayment penalty on early termination of FHLB debt totaling $1.3 million. Full year 2001 diluted earnings were reduced $.04 per share due to after-tax merger expenses totaling $1.8 million.

  Net Interest Income

     Net interest income, on a fully taxable equivalent basis, increased by 24.2% to $104.0 million in 2002, as average net interest earning assets increased by $57.3 million. Net interest income, on a fully taxable equivalent basis, was $83.8 million for 2001. Net interest income consisted of interest income of $151.3 million and interest expense of $47.3 million for 2002, compared to $149.1 million and $65.3 million, respectively, in 2001. Our net interest margin increased 27 basis points to 4.60% for 2002 as the yield on interest earning assets decreased by 102 basis points and the rate paid on interest bearing liabilities decreased by 149 basis points.

     For 2002, interest income on loans, on a fully taxable equivalent basis, increased 1.4% from $131.2 million to $133.0 million. This increase resulted from favorable loan volumes as average loans increased by $256.8 million.

     Interest expense on deposits decreased $14.9 million, or 26.6%, in 2002 while average interest bearing deposits increased by $236.4 million. The average balance in interest bearing demand, savings and time deposits increased $44.7 million, $180.4 million, and $11.3 million, respectively. We continued to generate non-interest bearing deposits successfully as such deposits increased by $68.4 million, or 24.4%, in 2002. Interest expense on short-term borrowings, consisting primarily of repurchase agreements, decreased by $3.1 million and the interest rate paid decreased by 213 basis points in 2002. Interest expense on long-term debt decreased $58,000 in 2002 as a result of a 12 basis point decline in the interest rate.

  Non-Interest Income

     Total non-interest income increased 14.1% to $54.7 million in 2002 from $48.0 million in 2001. Insurance commissions and fees increased 8.7% from $23.4 million in 2001 to $25.4 million in 2002. Service charges on deposit accounts increased 22.9% during 2002. Income from wealth management services increased $1.3 million, or 37.9%, to $4.7 million in 2002 compared to $3.4 million in 2001.

     These higher levels of fee income are attributable to growth in insurance, expanded banking services and our continued focus on providing a wide array of wealth management services, such as annuities, mutual funds and trust services.

  Non-Interest Expense

     Total non-interest expense increased 11.7% from $93.5 million in 2001 to $104.4 million in 2002. During 2002, we recorded merger costs associated with our acquisition of Central Bank Shares, Inc. of $413,000. These expenses were primarily involuntary separation costs associated with terminated employees, early retirement and other employment-related expenses, professional fees and data processing conversion charges. Salary and employee benefits increased 25.0% to $60.5 million in 2002. The increase is due to the acquisition of Central Bank Shares and increased health care costs in 2002. In addition, we incurred a pre-payment penalty of $1.5 million in connection with the early retirement of $15.0 million of high interest rate debt with the Federal Home Loan Bank. The prepayment penalty is included in other non-interest expense.

     Our income tax expense was $16.4 million for the 2002 compared to $12.1 million for the same period in 2001. The 2002 effective tax rate of 33.8% was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net income increased 7.4% to $21.2 million in 2001 from $19.8 million in 2000. Basic and diluted earnings per share were $.48 and $.47 for 2001 and $.44 and $.43 in 2000, respectively. Full-year 2001 diluted earnings were reduced by $.04 per share due to pre-tax merger and consolidation expenses of $2.7 million. Our return on average assets was 1.00% for 2001 compared to .97% for 2000, while our return on average equity was 12.33% for 2001 and 12.20% for 2000.

     Net interest income, on a fully taxable equivalent basis, increased by 10.3% to $83.8 million. Net interest income consisted of interest income of $149.1 million and interest expense of $65.3 million in 2001 compared to $150.6 million and $74.6 million, respectively, in 2000. Our net interest margin increased 21 basis points to 4.33% for 2001.

     Interest income on loans, on a fully taxable equivalent basis, decreased 1.0% from $132.5 million in 2000 to $131.2 million in 2001. This decrease was a result of the declining interest rate environment as average loan volumes increased by $58.9 million.

     Interest expense on deposits decreased $2.6 million or 4.5% in 2001 while average interest bearing deposits increased $103.0 million. The average balance in interest bearing demand, savings and time deposits increased $33.7 million, $16.2 million and $53.1 million, respectively. Non-interest bearing deposits increased by $26.8 million, or 10.6%, in 2001. Interest expense on short-term borrowings decreased by $6.5 million and the interest rate paid decreased by 269 basis points in 2001. Interest expense on long-term debt decreased $138,000 in 2001 due to a $8.7 million decrease in average long-term debt.

     Total non-interest income increased 32.2% from $36.3 million in 2000 to $48.0 million in 2001. Insurance commissions and fees, service charges and trust fees increased 31.9% from $28.9 million in 2000 to $38.1 million in 2001. These higher levels of fee income are attributable to our insurance agency acquisitions, expansion of our banking services and our continued focus on providing a wide array of wealth management services, such as annuities, mutual funds and trust services.

     Total non-interest expense increased 23.2% from $75.9 million in 2000 to $93.6 million in 2001. During 2001, we recorded a pre-tax charge of $4.0 million, or $.06 per diluted share on an after-tax basis, to cover estimated legal expenses associated with five lawsuits filed against our subsidiary bank. The plaintiffs allege that a third-party independent administrator misappropriated funds from their individual retirement accounts held by the subsidiary bank. Additionally, we recognized $2.7 million of merger-related costs in connection with the acquisition of several insurance companies during 2001. We also recognized $2.1 million in expenses relating to our charter consolidation plan. In addition, non-interest expense increased due to insurance agency purchases during the second half of 2000 and the first half of 2001.

FINANCIAL CONDITION

  LIQUIDITY AND INTEREST RATE SENSITIVITY

     Our goal in liquidity management is to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs, with cost-effective funding. Liquidity is centrally managed on a daily basis by treasury personnel. In addition, our Corporate Asset/Liability Committee (ALCO), which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies which affect balance sheet or cash flow positions. Our board of directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a "well-capitalized" balance sheet and adequate levels of liquidity. This policy designates the ALCO as the body responsible for meeting this objective.

     Liquidity sources from assets include payments from loans and investments as well as the ability to sell loans and investment securities. Liquidity sources from liabilities are generated through growth in core deposits and, to a lesser extent, the use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, our banking subsidiary has the ability to borrow from the Federal Home Loan Bank (FHLB). FHLB advances are a competitively priced and reliable source of funds. As of December 31, 2003, outstanding advances were $231.9 million, or 6.2% of total assets, while FHLB availability was $557.5 million, or 14.9% of total assets. As of December 31, 2002, outstanding advances were $65.4 million, or 2.4% of total assets, while FHLB availability was $351.3 million, or 12.9% of total assets.

     The principal source of cash for the parent company is dividends from its subsidiaries. Subsequent to the spin-off, the parent company obtained lines of credit with several major domestic banks. These lines provide the parent company a liquid source of short-term funding.

     Core deposits increased $396.2 million during 2003 and increased $384.8 million during 2002, providing the primary source of financing for our lending activities, including origination of mortgage loans held for sale in the secondary market. We continued to expand our activities in originating mortgage loans for resale in the secondary market rather than keeping these loans in portfolio. Mortgage loans originated for sale remained strong in 2003 and 2002. Originations of mortgage loans totaled $341.2 million for 2003, $363.3 million for 2002, and $217.4 million for 2001.

     The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes that we have sufficient liquidity available to meet our normal operating and contingency funding cash needs.

     Our financial performance is at risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time, the difference between the change in various interest rates and the embedded options in certain financial instruments. We utilize an asset/liability model to measure the impact of our balance sheet strategies. We use net interest income simulations, gap analysis and the economic value of equity to measure interest rate risk.

     The following gap analysis measures our interest rate risk by comparing the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities maturing over a one year period was 1.38 at December 31, 2003, as compared to 1.33 at December 31, 2002. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities, assuming the current interest rate environment.

     Following is the gap analysis as of December 31, 2003 (dollars in thousands):

                              WITHIN       4-12        1-5
                             3 MONTHS     MONTHS      YEARS      OVER 5 YEARS     TOTAL
                            ----------   --------   ----------   ------------   ----------
Interest Earning Assets
Interest bearing deposits
  with banks..............  $    5,128   $     --   $       --   $        --    $    5,128
Federal funds sold........         866                                                 866
Securities................      28,548    126,767      434,319       185,700       775,334
Loans, net of unearned
  income..................   1,067,722    500,070      855,533        41,210     2,464,535
                            ----------   --------   ----------   -----------    ----------
                            $1,102,264   $626,837   $1,289,852   $   226,910    $3,245,863
Other assets..............                                           505,273       505,273
                            ----------   --------   ----------   -----------    ----------
     Total................  $1,102,264   $626,837   $1,289,852   $   732,183    $3,751,136
                            ==========   ========   ==========   ===========    ==========
Interest Bearing
  Liabilities
Deposits:
  Interest checking.......  $  165,793   $     --   $       --   $   390,649    $  556,442
  Savings.................     214,843         --           --       575,456       790,299
  Time deposits...........     121,396    321,554      474,594         3,867       921,411
Borrowings................     396,999     36,594      158,231        33,227       625,051
                            ----------   --------   ----------   -----------    ----------
                            $  899,031   $358,148   $  632,825   $ 1,003,199    $2,893,203
Other liabilities.........                                           492,818       492,818
Stockholder's equity......                                           365,115       365,115
                            ----------   --------   ----------   -----------    ----------
     Total................  $  899,031   $358,148   $  632,825   $ 1,861,132    $3,751,136
                            ----------   --------   ----------   -----------    ----------
Period Gap................  $  203,233   $268,689   $  657,027   $(1,128,949)
                            ==========   ========   ==========   ===========
Cumulative Gap............  $  203,233   $471,922   $1,128,949
                            ==========   ========   ==========
Cumulative Gap as a
  Percent of Total
  Assets..................        5.42%     12.58%       30.10%
                            ==========   ========   ==========
Rate Sensitive Assets/Rate
  Sensitive Liabilities
  (Cumulative)............        1.23       1.38         1.60          1.12
                            ==========   ========   ==========   ===========

     Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a more rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. The economic value of equity (EVE) measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet. The following table presents an analysis of the potential sensitivity of our annual net interest income and EVE to sudden and sustained changes in market rates:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Net interest income change (12 months):
- 100 basis points..........................................      (7.1)%         (2.3)%
+ 200 basis points..........................................       4.4%           3.6%
Economic value of equity:
- 100 basis points..........................................      (6.4)%         (8.3)%
+ 200 basis points..........................................        .4%          10.7%

     The preceding measures indicate that the balance sheet structure as of December 31, 2003 is somewhat more susceptible to large and immediate rate changes than as of twelve months ago. This is largely a function of higher holdings of mortgage-related assets and, to a lesser extent, a higher level of short-term borrowings. Mortgage-related assets tend to create a higher level of interest rate risk because the assets refinance when rates fall and their effective maturities lengthen when rates rise. Our concentration of these assets increased due to lower demand for commercial loans and due to the acquisition of Charter. The ALCO considers this risk to be manageable and will be enhancing strategies to reduce risk. As the economy recovers, we have begun to increase our holdings of commercial loans which tend to more closely match the structure of our liabilities. We plan to reduce the level of short-term borrowings by using longer term FHLB advances and retail strategies which will promote longer term certificates of deposits and checking deposits (which are less rate-sensitive). The risk of declining rates has also increased as rates are nearly at a historical low point from which there is a limited ability to lower certain deposit rates further. However, from this low point, management does not view a dramatic further decrease in rates as probable.

     The preceding measures assume no change in asset/liability compositions. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates.

     The computation of the prospective effects of hypothetical interest changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.

     Changes in the interest rate environment can cause significant fluctuations in the market value of mortgage loans originated for resale in the secondary market. We began utilizing forward loan commitments on mortgage loans in 2002 to offset the risk of decreases in the market values of the loans as a result of increases in interest rates. At December 31, 2003 and 2002, we had $5.2 million and $31.0 million in forward sales agreements, respectively.

  LENDING ACTIVITY

     Following is a summary of loans (dollars in thousands):

                                                    DECEMBER 31,
                           --------------------------------------------------------------
                              2003         2002         2001         2000         1999
                           ----------   ----------   ----------   ----------   ----------
Real Estate:
  Residential............  $  810,790   $  631,531   $  588,089   $  547,430   $  509,754
  Commercial.............   1,017,291      744,657      607,855      505,750      458,723
  Construction...........     311,266      262,619      184,960      182,034      113,503
Installment loans to
  individuals............      77,660       95,043       88,333      110,101      107,699
Commercial, financial and
  agricultural...........     227,117      204,444      178,224      155,455      136,640
Lease financing..........       6,032       24,311       61,553      104,668      129,488
Unearned income..........        (774)      (1,710)      (4,183)     (10,709)     (16,547)
                           ----------   ----------   ----------   ----------   ----------
                           $2,449,382   $1,960,895   $1,704,831   $1,594,729   $1,439,260
                           ==========   ==========   ==========   ==========   ==========

     We strive to minimize credit losses by utilizing credit approval standards, diversifying our loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio. We continued to experience strong loan growth as total loans, excluding SEB, increased $319.0 million to $2.4 billion at December 31, 2003, despite a 75.2%, or $18.3 million, decline in lease financing receivable. The balance of the lease financing receivable has been declining since 2000, when we decided to cease originating automobile leases. This decline was offset by a $500.5 million, or 30.5%, increase in residential, commercial and construction loans secured by real estate and a 11.1%, or $22.7 million, increase in commercial, financial and agricultural loans during 2003.

     Our loan portfolio is well-diversified with a significant portion of the portfolio being made up of loans secured by real estate. Residential, commercial and construction loans secured by real estate accounted for 87.3% and 83.6% of the loan portfolio at December 31, 2003 and 2002, respectively.

     The loan portfolio consists principally of loans to individuals and small-and medium-sized businesses within our primary market area of southwest and central Florida. With the forecasted growth in our primary market over the upcoming years, we anticipate organic growth in our loan portfolio to continue at historical levels.

     As of December 31, 2003, and 2002, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

     Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal at December 31, 2003 (in thousands):

                                              WITHIN      ONE TO       AFTER
                                             ONE YEAR   FIVE YEARS   FIVE YEARS    TOTAL
                                             --------   ----------   ----------   --------
Commercial, financial and agricultural.....  $ 69,566    $ 94,540     $63,011     $227,117
Real Estate -- construction................   224,174      79,438       7,654      311,266
                                             --------    --------     -------     --------
  Total....................................  $293,740    $173,978     $70,665     $538,383
                                             ========    ========     =======     ========

     The total amount of loans due after one year includes $206.0 million with floating or adjustable rates of interest and $38.6 million with fixed rates of interest.

NON-PERFORMING ASSETS

     Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. It is our policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management's evaluation of collectibility. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid or the loan becomes both well secured and in the process of collection. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

     Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

     Following is a summary of non-performing assets (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Non-accrual loans...........................................     $5,521         $3,965
Restructured loans..........................................         --             --
                                                                 ------         ------
  Total Non-Performing Loans................................      5,521          3,965
Other real estate owned.....................................         --          1,428
                                                                 ------         ------
  Total Non-Performing Assets...............................     $5,521         $5,393
                                                                 ======         ======

  NON-PERFORMING LOANS

     Following is a summary of non-performing loans (dollars in thousands):

                                                           DECEMBER 31,
                                            ------------------------------------------
                                             2003     2002     2001     2000     1999
                                            ------   ------   ------   ------   ------
Non-accrual loans.........................  $5,521   $3,965   $4,474   $3,759   $2,805
Restructured loans........................      --       --       --      137       88
                                            ------   ------   ------   ------   ------
                                            $5,521   $3,965   $4,474   $3,896   $2,893
                                            ======   ======   ======   ======   ======
Non-performing loans as a percentage of
  total loans.............................     .23%     .20%     .26%     .24%     .20%

     All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower's ability to comply with the current terms of the loan have been reflected within the table summarizing non-performing loans.

     Following is a table showing the amounts of contractual interest income and actual interest income recorded on non-accrual and restructured loans (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                    2003   2002   2001   2000   1999
                                                    ----   ----   ----   ----   ----
Gross interest income that would have been
  recorded if the loans had been current and in
  accordance with their original terms............  $452   $412   $267   $448   $435
Interest income recorded during the year..........  $262   $106   $171   $166   $140

     Following is a summary of loans 90 days or more past due, on which interest accruals continue (dollars in thousands):

                                                             DECEMBER 31,
                                                  ----------------------------------
                                                  2003   2002   2001   2000    1999
                                                  ----   ----   ----   ----   ------
Loans...........................................  $163   $262   $876   $913   $2,216
As a percentage of total loans..................   .01%   .01%   .05%   .06%     .15%

  ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The allowance for loan losses consists of an allocated and an unallocated component. Management's analysis of the allocated portion of the allowance for loan losses includes the evaluation of the loan portfolio based upon our internal loan grading system, evaluation of portfolio industry concentrations and the historical loss experience of the remaining balances of the various homogeneous loan pools which comprise the loan portfolio. Specific factors used in the internal loan grading system include the previous loan loss experience with the customer, the status of past due interest and principal payments on the loan, the collateral position and residual value of the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

     The unallocated portion of the allowance is determined based on management's assessment of historical loss on the remaining portfolio segments in conjunction with the current status of economic conditions, loan loss trends, delinquency and non-accrual trends, credit administration, portfolio growth, concentrations of credit risk and other factors, including regulatory guidance. This determination inherently involves a higher degree of uncertainty, considers current risk factors that may not have yet manifested themselves in our historical loss factors used to determine the allocated component of the allowance, and recognizes that knowledge of the portfolio may be incomplete.

     The provision for loan losses charged to operations in each period presented is a direct result of management's assessment of the adequacy of the allowance for loan losses at the end of each period. Factors considered in management's assessment include growth in the loan portfolio, changes in the composition of the loan portfolio, concentrations of credit risk, current trends in net charge-offs, trends in non-performing loans and current economic conditions in the markets in which we operate. The provision for loan losses increased to $7.2 million for 2003 compared with $5.5 million for 2002. Factors considered in the level of the provision during 2003 included the continued decline in the general economy, an increase in non accrual loans, increased loan concentrations, primarily in commercial real estate loans and the integration of consistent credit quality rating processes to acquired entities. For 2002, the provision was $5.5 million, as compared to $4.5 million in 2001. The increase in the provision during 2002 reflects additional concentrations in the loan portfolio, primarily in commercial real estate loans, commercial loans and consumer installment loans and the integration of consistent credit quality rating processes to acquired entities. In addition, during the same period net charge-offs increased by $1.1 million, with the majority of the increase in net charge-offs in commercial loans and consumer installment loans. The provision for loan losses decreased from $5.6 million in 2000 to $4.5 million in 2001. Factors contributing to the reduction in the provision include the discontinuation of auto lease financing in 2000 and a $557,000 reduction in commercial loan net charge-offs.

     Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. During 2003, charge-offs totaled $4.6 million compared to $5.4 million for 2002. Loans charged off in 2002 increased $1.7 million as compared to 2001. Loans charged off in 2001 increased $833,000 over 2000. Net charge-offs as a percent of average loans were 0.13% in 2003, 0.22% in 2002, and 0.19% in 2001.

     Following is a summary of changes in the allowance for loan losses (dollars in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------
                                        2003      2002      2001      2000      1999
                                       -------   -------   -------   -------   -------
Balance at beginning of period.......  $21,421   $18,714   $17,321   $14,200   $13,120
Addition due to acquisitions.........    2,506     1,389
Charge-offs:
  Real estate -- mortgage............      (72)     (106)      (51)      (38)      (45)
  Installment loans to individuals...   (1,589)   (1,616)   (1,202)     (727)   (1,074)
  Lease financing....................   (2,381)   (2,386)   (1,829)     (927)     (360)
  Commercial, financial and
     agricultural....................     (536)   (1,299)     (604)   (1,161)   (1,750)
                                       -------   -------   -------   -------   -------
                                        (4,578)   (5,407)   (3,686)   (2,853)   (3,229)
                                       -------   -------   -------   -------   -------
Recoveries:
  Real estate -- mortgage............        1        79         1         3         7
  Installment loans to individuals...      397       420       200       176       153
  Lease financing....................      521       623       237        73        28
  Commercial, financial and
     agricultural....................      652       133       173       133       240
                                       -------   -------   -------   -------   -------
                                         1,571     1,255       611       385       428
                                       -------   -------   -------   -------   -------
Net charge-offs......................   (3,007)   (4,152)   (3,075)   (2,468)   (2,801)
Provision for loan losses............    7,184     5,470     4,468     5,589     3,881
                                       -------   -------   -------   -------   -------
Balance at end of period.............  $28,104   $21,421   $18,714   $17,321   $14,200
                                       =======   =======   =======   =======   =======
Net charge-offs as a percent of
  average loans, net of unearned
  income.............................      .13%      .22%      .19%      .16%      .21%
Allowance for loan losses as a
  percent of total loans, net of
  unearned income....................     1.15%     1.09%     1.10%     1.08%      .99%
Allowance for loan losses as a
  percent of non-performing loans....   509.04%   540.25%   418.28%   444.58%   490.84%

     Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

                                    % OF                  % OF                  % OF                  % OF                  % OF
                                  LOANS IN              LOANS IN              LOANS IN              LOANS IN              LOANS IN
                                    EACH                  EACH                  EACH                  EACH                  EACH
                                  CATEGORY              CATEGORY              CATEGORY              CATEGORY              CATEGORY
                       DEC. 31,   TO TOTAL   DEC. 31,   TO TOTAL   DEC. 31,   TO TOTAL   DEC. 31,   TO TOTAL   DEC. 31,   TO TOTAL
                         2003      LOANS       2002      LOANS       2001      LOANS       2000      LOANS       1999      LOANS
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Commercial, financial
  and agricultural...  $ 7,812        9%     $ 4,227       10%     $ 3,500       10%     $ 3,017       10%     $ 3,299        9%
Real estate --
  construction.......      156       13           92       13          100       11          140       11          149        8
Real estate --
  mortgage...........    8,386       75        5,168       71        5,895       70        5,420       66        4,461       67
Installment loans to
  individuals........    7,960        3        6,341        5        5,194        5        4,228        7        3,814        8
Lease financing......    1,500       --          916        1        1,690        4          349        6          266        8
Unallocated portion..    2,290                 4,677                 2,335                 4,167                 2,211
                       -------               -------               -------               -------               -------
                       $28,104      100%     $21,421      100%     $18,714      100%     $17,321      100%     $14,200      100%
                       =======               =======               =======               =======               =======

     We have allocated the allowance according to the amount deemed to be reasonably necessary to provide for the estimated losses being incurred within each of the categories of loans shown in the table above. A portion of the allowance for loan losses was specifically allocated to a commercial real estate loan in which the borrower filed for protection under Chapter 11 of the U.S. Bankruptcy Code during the fourth quarter of 2003. Based upon issues relating to this bankruptcy filing and the collectibility of our loan, we estimate our loss exposure to be approximately $1.8 million. Management's allocation considers amounts necessary for concentrations and changes in portfolio mix and volume. The allocation of the allowance should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the sole amount available for future losses within such categories since the total allowance is a general allowance applicable to the entire portfolio.

  Investment Activity

     Investment activities serve to enhance overall yield on earning assets while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to retain until maturity are categorized as securities held to maturity and carried at amortized cost. All other securities are categorized as securities available for sale and are recorded at fair market value. The relatively short average maturity of all securities provides a source of liquidity to us and reduces the overall market risk of the portfolio.

     During 2003, securities available for sale increased by $394.7 million and securities held to maturity decreased by $4.6 million from December 31, 2002. The net increase in total investments of $390.1 million was primarily attributed to SEB.

     The following table indicates the respective maturities and weighted-average yields of securities (dollars in thousands):

                                                DECEMBER 31, 2003     DECEMBER 31, 2002
                                               -------------------   -------------------
                                                          WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE
                                                AMOUNT     YIELD      AMOUNT     YIELD
                                               --------   --------   --------   --------
Obligations of U.S. Treasury and other U.S.
  Government agencies:
  Maturing within one year...................  $  8,169     5.06%    $ 21,102     5.87%
  Maturing after one year within five
     years...................................   127,853     3.47%      60,553     4.65%
  Maturing after five years within ten
     years...................................        --       --       20,320     1.74%
  Maturing after ten years...................     1,311     3.03%       1,396     3.91%
State and political subdivisions:
  Maturing within one year...................     1,350     6.79%       1,647     7.20%
  Maturing after one year within five
     years...................................    15,529     5.26%       7,548     6.47%
  Maturing after five years within ten
     years...................................    44,051     5.75%       8,556     6.17%
  Maturing after ten years...................    17,958     6.20%       1,464     7.10%
Other securities:
  Maturing within one year...................     2,383     4.53%       2,302     4.01%
  Maturing after one year within five
     years...................................        --       --        2,461     4.71%
  Maturing after five years within ten
     years...................................        --       --           --       --
  Maturing after ten years...................    18,104     7.95%      15,290     7.92%
Mortgage-backed securities...................   516,091     4.10%     228,776     5.04%
Equity securities............................    22,535     4.23%      13,854     4.33%
                                               --------              --------
       Total.................................  $775,334     4.27%    $385,269     5.00%
                                               ========              ========

     The weighted average yields for tax exempt securities are computed on a tax equivalent basis.

  DEPOSITS AND SHORT-TERM BORROWINGS

     As a commercial bank holding company, our primary source of funds is our deposits. Those deposits are provided by businesses and individuals located within the markets served by our subsidiaries.

     For 2003, total deposits increased $597.9 million to $2.7 billion, of which $481.5 million is attributable to SEB. Excluding SEB, interest bearing checking and savings deposits increased $102.2 million, or 9.0%, while non-interest bearing deposit accounts increased $51.2 million, or 142%. Time deposits decreased $37.0 million or 5.9%.

     Time deposits of $100,000 or more were $415.8 million, and $214.0 million at December 31, 2003 and 2002, respectively. Following is a summary of these time deposits by remaining maturity at December 31, 2003 (in thousands):

                                                   CERTIFICATES OF    OTHER TIME
                                                       DEPOSIT         DEPOSITS       TOTAL
                                                   ---------------   -------------   --------
Three months or less.............................     $ 39,415          $1,764       $ 41,179
Three to six months..............................       57,215             741         57,956
Six to twelve months.............................       79,441           1,534         80,975
Over twelve months...............................      230,857           4,830        235,687
                                                      --------          ------       --------
                                                      $406,928          $8,869       $415,797
                                                      ========          ======       ========

     Short-term borrowings, made up of repurchase agreements, federal funds purchased, FHLB advances and other short-term borrowings, increased by $93.6 million during the year ended December 31, 2003 to $354.1 million. During 2003, securities sold under repurchase agreements and federal funds purchased increased $17.0 million, and $72.0 million, respectively, while short-term FHLB advances increased $4.6 million, as compared to 2002.

     Repurchase agreements are the largest component of short-term borrowings. At December 31, 2003 and December 31, 2002, repurchase agreements represented 74.2% and 88.7% of total short-term borrowings, respectively. Following is a summary of selected information on repurchase agreements (dollars in thousands):

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Balance at period-end................................  $248,051   $231,056   $165,842
Maximum month-end balance............................   253,062    237,094    169,151
Average balance during period........................   237,792    191,982    146,709
Weighted average interest rate at period-end.........      0.55%      1.02%      3.04%

  CAPITAL RESOURCES

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

     In connection with the spin-off, we issued a $41.2 million debenture to First National Bankshares Statutory Trust I, an unconsolidated subsidiary trust. This trust transferred to us shares of its common stock and exchanged the proceeds from the issuance of $40 million of preferred securities to third-party investors for our issuance to the trust of a $41.2 million debenture. We transferred the $40.0 million, along with 46.3 million shares of our common stock, to F.N.B. Corporation in consideration of the net assets of F.N.B.'s Florida operations. The debenture and preferred securities bear an interest rate equal to the three-month LIBOR plus 290 basis points. FASB Interpretation No. 46 raised questions about whether preferred securities issued by unconsolidated subsidiary trusts could be treated as Tier I capital. On July 2, 2003, the Federal Reserve Board issued a letter stating that trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. As such the debenture we issued to First National Bankshares Statutory Trust I currently qualifies as Tier 1 capital under present Federal Reserve Board guidance. Refer to the "New Accounting Standards" footnote of the consolidated financial statements for further discussion regarding impact on capital qualification of the debenture due to the adoption of FASB Interpretation No. 46.

     In addition, First National Bank of Florida entered into a $17.0 million subordinated loan commitment with a correspondent bank. The subordinated loan has a seven-year maturity and bears interest at a rate based on LIBOR plus 170 basis points. The subordinated loan qualifies as Tier 2 capital.

     Our subsidiaries paid $37.5 million in dividends to F.N.B. Corporation in connection with the spin-off. The purpose of the dividends and the $40.0 million payment to F.N.B. was to maintain desired capital levels for us and F.N.B. following the spin-off.

     Capital management is a continuous process. We and our subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. (See the "Regulatory Matters" section in the notes to our consolidated financial statements for a discussion of these requirements).

     Stockholders' equity increased through earnings retention by $7.5 million and $1.1 million in 2002 and 2001, respectively. Book value per share was $7.87 at December 31, 2003, $5.79 at December 31, 2002 and $4.05 at December 31, 2001.

     Following are the capital ratios as of December 31, 2003 for our banking subsidiary, First National Bank of Florida:

                                                    WELL CAPITALIZED MINIMUM CAPITAL
                                         ACTUAL       REQUIREMENTS     REQUIREMENTS
                                     -------------- ---------------- ----------------
                                      AMOUNT  RATIO  AMOUNT   RATIO   AMOUNT   RATIO
                                     -------- ----- --------- ------ --------- ------
Total Capital (to risk-weighted
assets)............................  $269,042 10.4% $259,913   10.0% $207,930   8.0%
Tier 1 Capital (to risk-weighted
assets)............................   223,938  8.6   155,948    6.0   103,965   4.0
Tier 1 Capital (to average
assets)............................   223,938  6.4   175,277    5.0   140,222   4.0

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information relating to Item 7A is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," filed herewith.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is provided in Exhibit 99.1 filed herewith and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2003.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is provided under the captions "Executive Officers," "Proposals to be Voted On -- Election of Directors," "Corporate Governance Matters," and "Ownership of Common Stock -- Section 16(a) Beneficial Ownership Reporting Compliance," in our definitive proxy statement filed with the SEC in connection with our annual meeting of shareholders to be held April 19, 2004 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is provided under the caption "Executive Compensation" in our definitive proxy statement filed with the SEC in connection with our annual meeting of shareholders to be held April 19, 2004 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is provided under the captions "Ownership of Common Stock" and "Equity Compensation Plan Information" in our definitive proxy statement filed with the SEC in connection with our annual meeting of shareholders to be held April 19, 2004 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is provided under the caption "Related Party Transactions" in our definitive proxy statement filed with the SEC in connection with our annual meeting of shareholders to be held April 19, 2004 and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is provided under the caption "Principal Accountant Fees And Services" in our definitive proxy statement filed with the SEC in connection with our annual meeting of shareholders to be held April 19, 2004 and is incorporated herein by reference.

                                    PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and report of independent auditors are filed herewith as Exhibit 99.1:

Management's Report on Internal Control Over Financial
  Reporting.................................................    F-1
Consolidated Balance Sheets.................................    F-3
Consolidated Income Statements..............................    F-4
Consolidated Statements of Stockholders' Equity.............    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................    F-7
Report of Independent Auditors..............................    F-2
Quarterly Earnings Summary..................................   F-34

     (A) 2.  FINANCIAL STATEMENT SCHEDULES

     Not applicable.

     (A) 3.  EXHIBITS

     The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears immediately following the signature pages of this Form 10-K and is incorporated herein by reference.

     (B) REPORTS ON FORM 8-K

     On December 24, 2003, we filed a report on Form 8-K announcing all regulatory approvals for the spin-off had been obtained and confirmed the record date and distribution date for the spin-off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2004.

                                          FIRST NATIONAL BANKSHARES OF FLORIDA,
                                          INC.

                                          By:         /s/ GARY L. TICE
                                            ------------------------------------
                                                       Gary L. Tice,
                                            Chairman and Chief Executive Officer
                                               (principal executive officer)

                                          By:      /s/ ROBERT T. REICHERT
                                            ------------------------------------
                                                    Robert T. Reichert,
                                                Senior Vice President, Chief
                                                          Financial
                                                   Officer and Treasurer
                                            (principal financial and accounting
                                                           officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           /s/ GARY L. TICE                 Chairman, Chief Executive          March 12, 2004
--------------------------------------         Officer and Director
             Gary L. Tice


          /s/ G. SCOTT BATON                         Director               February 19, 2004
--------------------------------------
            G. Scott Baton


         /s/ ALAN C. BOMSTEIN                        Director               February 22, 2004
--------------------------------------
           Alan C. Bomstein


        /s/ CHARLES T. CRICKS                        Director               February 26, 2004
--------------------------------------
          Charles T. Cricks


         /s/ JAMES S. LINDSAY                        Director               February 26, 2004
--------------------------------------
           James S. Lindsay


          /s/ EDWARD J. MACE                         Director               February 26, 2004
--------------------------------------
            Edward J. Mace


          /s/ LEE ROY SELMON                         Director               February 22, 2004
--------------------------------------
            Lee Roy Selmon


       /s/ DAVID A. STRAZ, JR.                       Director                   March 5, 2004
--------------------------------------
         David A. Straz, Jr.

                               INDEX TO EXHIBITS

     The following exhibits are filed or incorporated by reference as part of this report:

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
    3.1        Articles of Incorporation of the Company (incorporated by
               reference to Exhibit 3.1 of the Company's Form 10 filed on
               October 31, 2003).
    3.2        By-laws of the Company (incorporated by reference to Exhibit
               3.2 of the Company's Form 10 filed on October 31, 2003).
   10.1        Form of Agreement and Plan of Distribution between the
               Company and F.N.B. Corporation (incorporated by reference to
               Exhibit 2.1 of Amendment No. 2 to the Company's Form 10
               filed on December 22, 2003).
   10.2        Form of Tax Disaffiliation Agreement between the Company and
               F.N.B. Corporation (incorporated by reference to Exhibit
               10.2 of Amendment No. 1 to the Company's Form 10 filed on
               December 5, 2003).
   10.3        Form of Employee Benefits Agreement between the Company and
               F.N.B. Corporation (incorporated by reference to Exhibit
               10.3 of Amendment No. 2 to the Company's Form 10 filed on
               December 22, 2003).
   10.4        Form of Trademark Joint Ownership Agreement between the
               Company and F.N.B. Corporation (incorporated by reference to
               Exhibit 10.5 of Amendment No. 1 to the Company's Form 10
               filed on December 5, 2003).
   10.5        Employment Agreement between the Company and Gary L. Tice
               (incorporated by reference to Exhibit 10.6 of the Company's
               Form 10 filed on October 31, 2003).
   10.6        Amendment No. 1 to Employment Agreement between the Company and Gary L. Tice (incorporated by reference to Exhibit
               10.6.1 of the Company's Form 10 filed on October 31, 2003).
   10.7        Employment Agreement between the Company and Kevin C. Hale
               (incorporated by reference to Exhibit 10.7 of the Company's
               Form 10 filed on October 31, 2003).
   10.8        Employment Agreement between the Company and Garrett S.
               Richter (incorporated by reference to Exhibit 10.8 of the
               Company's Form 10 filed on October 31, 2003).
   10.9        Employment Agreement between the Company and C.C. Coghill
               (incorporated by reference to Exhibit 10.9 of the Company's
               Form 10 filed on October 31, 2003).
   10.10       Amended and Restated 2003 Incentive Plan (filed herewith).
   21.1        List of subsidiaries (filed herewith).
   23.1        Consent of Ernst & Young LLP (filed herewith).
   31.1        Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
   31.2        Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
   32.1        Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (filed herewith).
   99.1        Consolidated financial statement of First National
               Bankshares of Florida, Inc. and subsidiaries for the year
               ended December 31, 2003 (filed herewith).

     Copies of any exhibits will be furnished to shareholders upon request and payment of a fee of ten cents per page covering our costs. Requests should be directed to Shareholder Services, P.O. Box 11929, Naples, Florida 34108.