Form 10-Q
period 2004-03-31
FIRST NATIONAL BANKSHARES OF FLORIDA INC
filed 2004-05-10
CIK 1267969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-31883

FIRST NATIONAL BANKSHARES OF FLORIDA, INC.

(Exact name of registrant as specified in its charter)

Florida	20-0175526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 Goodlette Road North, Naples, FL 34102

(Address of principal executive offices) (Zip Code)

(239) 262-7600

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, $0.01 Par Value	46,438,920 shares

FIRST NATIONAL BANKSHARES OF FLORIDA, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2004

FIRST NATIONAL BANKSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par values and share data

Unaudited

	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$91,961	$99,664
Interest bearing deposits with banks	177	5,128
Federal funds sold	26,829	866
Mortgage loans held for sale	20,629	15,153
Securities available for sale	873,968	764,543
Securities held to maturity (fair value of $11,816 and $12,531)	11,290	12,029
Loans, net of unearned income of $519 and $774	2,559,791	2,449,382
Allowance for loan losses	(29,141)	(28,104)

NET LOANS	2,530,650	2,421,278

Premises and equipment	123,673	120,117
Goodwill	173,929	173,729
Other assets	145,422	138,629

TOTAL ASSETS	$3,998,528	$3,751,136

LIABILITIES
Deposits:
Non-interest bearing	$560,498	$451,837
Interest bearing	2,399,655	2,268,152

TOTAL DEPOSITS	2,960,153	2,719,989

Short-term borrowings	324,603	354,051
Long-term debt	296,479	271,000
Other liabilities	39,479	40,981

TOTAL LIABILITIES	3,620,714	3,386,021

STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500,000,000 shares Issued - 46,338,120 and 46,317,300 shares	463	463
Additional paid-in capital	343,320	341,615
Retained earnings	28,150	21,139
Accumulated other comprehensive income	6,332	1,898
Treasury stock – 24,896 shares at cost	(451)	—

TOTAL STOCKHOLDERS’ EQUITY	377,814	365,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,998,528	$3,751,136

Note: The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME
Loans, including fees	$35,346	$32,984
Securities:
Taxable	7,134	3,945
Nontaxable	695	782
Dividends	332	214
Other	16	38

TOTAL INTEREST INCOME	43,523	37,963

INTEREST EXPENSE
Deposits	8,342	8,650
Short-term borrowings	454	532
Long-term debt	2,123	797

TOTAL INTEREST EXPENSE	10,919	9,979

NET INTEREST INCOME	32,604	27,984
Provision for loan losses	1,400	1,732

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,204	26,252

NON-INTEREST INCOME
Service charges	4,898	3,999
Insurance premiums, commissions and fees	7,680	6,077
Securities commissions and fees	1,116	863
Trust	814	623
Gain on sale of securities	163	311
Gain on sale of mortgage loans	1,020	1,926
Other	1,019	1,305

TOTAL NON-INTEREST INCOME	16,710	15,104

	47,914	41,356

NON-INTEREST EXPENSES
Salaries and employee benefits	19,494	16,766
Net occupancy	2,637	2,142
Equipment	2,731	1,829
Amortization of intangibles	345	278
Merger	—	1,014
Other	7,322	6,220

TOTAL NON-INTEREST EXPENSES	32,529	28,249

INCOME BEFORE INCOME TAXES	15,385	13,107
Income taxes	5,036	4,388

NET INCOME	$10,349	$8,719

NET INCOME PER COMMON SHARE*:
Basic	$.22	$.18

Diluted	$.21	$.18

CASH DIVIDENDS PER COMMON SHARE*	$.07	N/A

*	Restated to reflect a 3 percent stock dividend declared on April 19, 2004.

See accompanying Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$10,349	$8,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,119	2,760
Provision for loan losses	1,400	1,732
Deferred taxes	(2,042)	611
Net gain on sale of securities	(163)	(311)
Net gain on sale of mortgage loans	(1,020)	(1,926)
Proceeds from sale of mortgage loans	59,420	104,278
Mortgage loans originated for sale	(63,876)	(103,890)
Net change in:
Interest receivable	(818)	(2,985)
Interest payable	502	(115)
Other, net	3,383	13,710

Net cash flows from operating activities	11,254	22,583

INVESTING ACTIVITIES
Net change in:
Interest bearing deposits with banks	4,951	(8,424)
Federal funds sold	(25,963)	(7,940)
Loans	(111,558)	(77,308)
Bank owned life insurance	(10,400)	—
Securities available for sale:
Purchases	(139,973)	(142,716)
Sales	5,039	28,169
Maturities	31,776	54,218
Securities held to maturity:
Maturities	744	228
Increase in premises and equipment	(6,156)	(3,183)

Net cash flows from investing activities	(251,540)	(156,956)

FINANCING ACTIVITIES
Net change in:
Non-interest bearing deposits, savings and NOW	135,299	122,454
Time deposits	104,865	36,424
Short-term borrowings	(29,448)	(33,642)
Increase in long-term debt	25,774	241
Decrease in long-term debt	(295)	—
Net acquisition of treasury stock	(370)	—
Capital contributions	—	8,844
Cash dividends paid	(3,242)	(5,360)

Net cash flows from financing activities	232,583	128,961

NET DECREASE IN CASH AND DUE FROM BANKS	(7,703)	(5,412)
Cash and due from banks at beginning of period	99,664	117,359

CASH AND DUE FROM BANKS AT END OF PERIOD	$91,961	$111,947

See accompanying Notes to Consolidated Financial Statements

First National Bankshares of Florida, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Business:

First National Bankshares of Florida, Inc. (the “Company”) was incorporated under the laws of the state of Florida on August 12, 2003 as a wholly owned subsidiary of F.N.B. Corporation (“F.N.B.”). On January 1, 2004, the Company was spun-off from F.N.B. The Company is a diversified financial services company headquartered in Naples, Florida. The Company owns and operates First National Bank of Florida, (a community bank); Roger Bouchard Insurance, Inc. (an insurance agency); and First National Wealth Management Company (a national trust company). The Company has full-service offices located throughout southwest and central Florida.

The spin-off resulted in the division of certain existing corporate support functions between the two resulting entities. Corporate expenses included in the Company’s financial results for periods prior to the spin-off represent an allocation of F.N.B.’s corporate expense to the Company’s subsidiaries. This allocation is based on a specific review to identify costs incurred for the benefit of the subsidiaries of the Company and in management’s judgment results in a reasonable allocation of such costs. The Company was allocated $3.3 million of overhead costs related to shared administrative and support functions for the three months ended March 31, 2003.

The consolidated financial statements for periods prior to the effective date of the spin-off included herein may not necessarily be indicative of the results of operations, financial position and cash flows of the Company in the future or had it operated as a separate, independent company during the periods presented.

Basis of Presentation:

The consolidated financial statements include accounts of First National Bank of Florida, Roger Bouchard Insurance, Inc., and First National Wealth Management Company, all of which are wholly owned subsidiaries of the Company. All significant intercompany balances and transactions have been eliminated. The financial condition and results of operations of acquisitions accounted for as purchases are included in the Company’s financial statements from the date the acquisition was completed. (See the “Mergers and Acquisitions” section of this report).

Certain prior year amounts have been reclassified to conform with current year presentation. The reclassification had no impact on total assets, liabilities, stockholders’ equity, net income or cash flows.

Common Stock Dividend:

On April 19, 2004, the Company declared a 3 percent common stock dividend payable on July 15, 2004 to shareholders of record as of June 30, 2004. Per share amounts have been adjusted for the 3 percent stock dividend declared on April 19, 2004.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Preferred Securities of Unconsolidated Subsidiary Trust:

On March 31, 2004, the Company acquired the common stock of First National Bankshares Statutory Trust II (“Issuer Trust”), an unconsolidated subsidiary trust. The Issuer Trust used the proceeds from the issuance of $25.0 million of its preferred securities to third-party investors and common stock to acquire a $25.8 million debenture issued by the Company. This debenture and certain capitalized costs associated with the issuance of the preferred stock comprise the Issuer Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The Company recorded the debenture in “Long-term debt” and its equity interest in the business trust in “Securities available for sale” on the balance sheet. The debenture and preferred securities bear interest at a floating rate equal to the 3-month LIBOR plus 279 basis points.

The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities of the Issuer Trust subject to the terms of the guarantee.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” raised questions about whether trust preferred securities issued by unconsolidated subsidiary trusts could be treated as Tier 1 capital. On July 2, 2003, the Federal Reserve Board issued a letter stating that trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. As such, the debenture issued to the Issuer Trust currently qualifies as Tier 1 capital under present Federal Reserve Board guidelines.

New Accounting Standards:

In March 2004, the Securities and Exchange Commission (“SEC”) issued SAB 105, “Application of Accounting Principles to Loan Commitments,” which provides registrants the SEC’s view on recording the fair value of loan commitments. Under SAB 105, the fair value of loan commitments that are required to follow derivative accounting under Statement of Financial Accounting Standard (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” should not consider the expected future cash flows related to the associated servicing of the future loan. The staff believes that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company does not anticipate this new accounting standard to have a material impact on its financial condition or results of operations.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to FAS 132, “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits”. The revision retains the disclosures required by the original standard and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension and post-retirement plans. In addition, the revised standard requires interim period disclosures of the components of net periodic benefit costs. The required disclosures of the revised standard are provided in the “Retirement Plan” footnote.

In December 2003, the AICPA issued Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.” SOP 03-3 prohibits the carryover of an allowance for loan losses on certain loans acquired in a purchase business combination. Increases in expected cash flows to be collected from the contractual cash flows will be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows will be recognized as an impairment. This accounting guidance will be effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate this new accounting standard to have a material impact on its financial condition or results of operations.

Mergers and Acquisitions:

On March 22, 2004, the Company announced the signing of a merger agreement pusuatn to which the Company will acquire all Southern Community Bancorp (“Southern”), a bank holding company located in Orlando, Florida. Southern is the holding company for Southern Community Bank of Central Florida, Southern Community Bank of Southwest Florida and Southern Community Bank of South Florida. As of March 31, 2004, Southern had $1.0 billion in total assets and $898.9 million in total deposits with 18 offices in central and south Florida. Under the terms of the merger agreement, the Company will exchange 1.62 shares of its common stock for each share of Southern common stock in a tax-free merger. The exchange ratio is subject to reduction if the average closing price of the Company’s common stock exceeds $20.00 per share over a specified period prior to the merger. The exchange ratio is also subject to adjustment should the Company change the number of its outstanding shares as a result of a stock split, stock dividend, recapitalization or reclassification prior to the transaction closing. In order to mitigate the dilutive impact of Southern’s stock options, the Company plans to repurchase approximately 1.1 million of its common shares in the open market. The common share repurchase will be funded through the $25.0 million in trust preferred securities issued on March 31, 2004.

The merger, which is scheduled to close in the third quarter of 2004, is subject to shareholder and regulatory approvals.

On July 1, 2003, Roger Bouchard Insurance, Inc. completed its acquisition of Lupfer-Frakes, Inc. (Lupfer), an independent insurance agency located in central Florida. Roger Bouchard Insurance, Inc. paid $10.2 million in exchange for all of the outstanding common stock of Lupfer. The transaction, which was accounted for as a purchase, resulted in the recognition of $8.5 million in goodwill and $1.3 million in customer and renewal lists. The value assigned to the customer and renewal lists will be amortized over a ten-year period. Lupfer’s results of operations have been reflected in the Company’s results beginning in the third quarter of 2003.

On March 31, 2003, F.N.B. completed its acquisition of Charter Banking Corp. (Charter), a bank holding company headquartered in Tampa, Florida, with assets having a fair value of $795.6 million. As a result, Charter became a wholly-owned subsidiary of F.N.B. The acquisition of Charter allowed F.N.B. to access the Hillsborough County market and to expand its presence in the Pinellas County market. Charter’s only subsidiary was Southern Exchange Bank (“SEB”). In exchange for all of the outstanding common stock of Charter, F.N.B. paid $150.2 million. The transaction, which was accounted for as a purchase, resulted in the recognition of approximately $103.2 million in nondeductible goodwill and $1.1 million in core deposit intangibles. The core deposit intangibles will be amortized over a ten-year period. The fair market value assigned to loans, investments, fixed assets, deposits and long-term debt was $169.8 million, $461.5 million, $40.8 million, $481.5 million and $154.5 million, respectively. The fair market value of interest-earning assets and interest-bearing liabilities was based on either quoted market values or discounting future cash flows using market rates as of March 31, 2003. These purchase adjustments, which were recorded by SEB, will be amortized or accreted in future periods over the estimated lives of the interest-earning assets and interest-bearing liabilities. Current third party independent appraisals were used to value the land and buildings included in fixed assets. Merger-related costs totaling $1.2 million were incurred in connection with this acquisition, which was related to employment obligations. Charter was merged into F.N.B. Corporation on August 22, 2003.

SEB’s results of operations have been reflected in the Company’s results since the acquisition date of March 31, 2003. SEB was merged into First National Bank of Florida on October 10, 2003 as part of an internal reorganization.

The Company regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Company publicly announces such acquisitions only after a definitive merger agreement has been reached.

Securities

The amortized cost and fair value of securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:

March 31, 2004
U.S. Treasury and other U.S. Government agencies and corporations	$156,011	$3,309	$(4)	$159,316
Mortgage-backed securities of U.S. Government agencies	388,228	4,643	(455)	392,416
Other mortgage-backed securities	206,156	1,718	(412)	207,462
States of the U.S. and political subdivisions	67,101	1,460	—	68,561
Other debt securities	18,873	1,294	—	20,167

Total debt securities	836,369	12,424	(871)	847,922
Equity securities	26,035	15	(4)	26,046

	$862,404	$12,439	$(875)	$873,968

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003
U.S. Treasury and other U.S. Government agencies and corporations	$135,550	$2,083	$(300)	$137,333
Mortgage-backed securities of U.S. Government agencies	359,425	2,518	(2,256)	359,687
Other mortgage-backed securities	156,359	1,129	(1,775)	155,713
States of the U.S. and political subdivisions	65,184	2,370	(4)	67,550
Other debt securities	19,636	851	—	20,487

Total debt securities	736,154	8,951	(4,335)	740,770
Equity securities	23,768	13	(8)	23,773

	$759,922	$8,964	$(4,343)	$764,543

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:

March 31, 2004
Mortgage-backed securities of U.S. Government agencies	$639	$14	$—	$653
States of the U.S. and political subdivisions	10,651	515	(3)	11,163

	$11,290	$529	$(3)	$11,816

December 31, 2003
Mortgage-backed securities of U.S. Government agencies	691	15	—	706
States of the U.S. and political subdivisions	11,338	492	(5)	11,825

	$12,029	$507	$(5)	$12,531

At March 31, 2004 and December 31, 2003, securities with a carrying value of $184.4 million, and $161.9 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $332.4 million, and $270.6 million at March 31, 2004 and December 31, 2003, respectively, were pledged as collateral for short-term borrowings.

The age of gross unrealized losses and fair value of available for sale securities by investment category as of March 31, 2004 were as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury and other U.S. government agencies and corporations	$4,992	$(4)	$—	$—	$4,992	$(4)
Mortgage-backed securities of U.S. government agencies	79,566	(455)	—	—	79,566	(455)
Other mortgage-backed securities	41,048	(412)	—	—	41,048	(412)
State of the U.S. and political subdivisions	1,801	—	—	—	1,801	—
Equity securities	44	(4)	—	—	44	(4)

Total	$127,451	$(875)	$—	$—	$127,451	$(875)

The Company does not believe unrealized losses, individually or in the aggregate, as of March 31, 2004 represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

Loans

Following is a summary of loans (in thousands):

	March 31, 2004	December 31, 2003
Real Estate:
Residential	$852,914	$810,790
Commercial	1,085,152	1,017,291
Construction	332,501	311,266
Installment loans to individuals	74,791	77,660
Commercial, financial and agricultural	211,037	227,117
Lease financing	3,915	6,032
Unearned income	(519)	(774)

	$2,559,791	$2,449,382

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Company’s primary market area of southwest and central Florida.

As of March 31, 2004 and December 31, 2003, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

Non-Performing Assets

Following is a summary of non-performing assets (in thousands):

	March 31, 2004	December 31, 2003
Non-accrual loans	$4,263	$5,521
Restructured loans	—	—

Total non-performing loans	4,263	5,521
Other real estate owned	440	—

Total non-performing assets	$4,703	$5,521

Loans past due 90 days or more, on which interest accruals continue, were $1.3 million, and $163,000, at March 31, 2004 and December 31, 2003, respectively.

Allowance for Loan Losses

Following is an analysis of changes in the allowance for loan losses (in thousands):

	Three months ended		Year ended December 31, 2003
	March 31, 2004	March 31, 2003
Balance at beginning of period	$28,104	$21,421	$21,421
Addition from acquisitions		2,506	2,506
Charge-offs	(595)	(1,338)	(4,578)
Recoveries	232	252	1,571

Net Charge-Offs	(363)	(1,086)	(3,007)
Provision for loan losses	1,400	1,732	7,184

Balance at end of period	$29,141	$24,573	$28,104

Deposits

Following is a summary of deposits (in thousands):

	March 31, 2004	December 31, 2003
Non-interest bearing	$560,498	$451,837
Savings and NOW	1,373,379	1,346,741
Certificates of deposit and other time deposits	1,026,276	921,411

	$2,960,153	$2,719,989

Time deposits of $100,000 or more were $493.5 million and $415.8 million at March 31, 2004 and December 31, 2003, respectively.

Short-Term Borrowings

Following is a summary of short-term borrowings (in thousands):

	March 31, 2004	December 31, 2003
Securities sold under repurchase agreements	$279,603	$248,051
Federal funds purchased	—	86,000
Federal Home Loan Bank advances	45,000	20,000

	$324,603	$354,051

Long-Term Debt

Following is a summary of long-term debt (in thousands):

	March 31, 2004	December 31, 2003
Federal Home Loan Bank advances	$211,662	$211,944
Subordinated debentures	84,012	58,238
Other long-term debt	805	818

	$296,479	$271,000

First National Bank of Florida has available credit with the Federal Home Loan Bank of $596.5 million, of which $256.7 million was advanced as of March 31, 2004. These advances are secured by certain residential real estate loans and Federal Home Loan Bank stock.

Commitments, Credit Risk and Contingencies

The Company has commitments to extend credit and standby letters of credit which involve certain elements of credit risk in excess of the amount stated in the consolidated balance sheet. The Company’s exposure to credit loss in the event of non-performance by the customer is represented by the contractual amount of those instruments. Consistent credit policies are used by the Company for both on- and off-balance sheet items.

Following is a summary of off-balance sheet credit risk information (in thousands):

	March 31, 2004	December 31, 2003
Commitments to extend credit	$721,276	$717,079
Standby letters of credit	30,327	34,842

At March 31, 2004, funding of approximately 79% of the commitments to extend credit is dependent on the financial condition of the customer. The Company has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company which may require payment at a future date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding.

Diluted earnings per common share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, assuming the exercise of stock options and warrants. Such adjustments to the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share.

On the date of the spin-off, F.N.B. stock options held by employees of the Company were converted into stock options of the Company. Since the stock options were converted after year end, it is not possible to estimate the dilutive impact to the Company for periods prior to the distribution. The conversion of the stock options provided the employees with a benefit similar to that provided by the F.N.B. options. Therefore, the dilutive effect of the stock options on the Company’s prior period’s weighted average shares outstanding is assumed by applying the one-for-one distribution ratio of the spin-off to the dilutive effect of such stock options of F.N.B. In addition, F.N.B. had convertible preferred stock outstanding during the three months ended March 31, 2003. F.N.B. redeemed its preferred stock in exchange for F.N.B. common stock during the second quarter of 2003. As such, the dilutive effect of F.N.B.’s preferred stock on the Company’s prior period’s weighted average shares outstanding is assumed by applying the exchange ratio to the dilutive effect of such securities of F.N.B.

The following tables set forth the computation of basic and diluted earnings per share (dollars in thousands, except share data):

	Three Months Ended March 31,
	2004	2003
Basic
Net income	$10,349	$8,719

Average common shares outstanding	47,698,308	47,431,113

Earnings per share	$.22	$.18

	Three Months Ended March 31,
	2004	2003
Diluted
Earnings applicable to diluted earnings per share	$10,349	$8,719

Average common shares outstanding	47,698,308	47,431,113
Series A convertible preferred stock	—	19,390
Series B convertible preferred stock	—	262,071
Net effect of dilutive stock options based on the treasury stock method	1,248,491	596,435

	48,946,799	48,309,009

Earnings per share	$.21	$.18

Cash Flow Information

Following is a summary of supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2004	2003
Cash paid for:
Interest	$10,417	$10,094
Income taxes	—	1,076

Noncash investing and financing activities:
Acquisition of real estate in settlement of loans	440	126

Stock-Based Compensation

Effective on the date of the spin-off, all outstanding F.N.B. options held by the Company’s employees were converted into options to purchase the Company’s common stock. No compensation expense was recognized as a result of the conversion. The following table shows pro-forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options along with significant assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2004 (dollars in thousands, except per share data).

Net income (as reported)	$10,349
Compensation expense, net of tax	(499)

Pro forma net income	9,850

Earnings per share:
Basic	.22
Basic pro forma	.21

Diluted	.21
Diluted pro forma	.20

Assumptions
Risk-free interest rate	3.64%
Dividend yield	1.56%
Expected stock price volatility	.29%
Expected life (years)	6.04
Fair value of options granted	$7.52

Retirement Plan

The plan expense for the non-qualified benefit plan included the following components (in thousands):

	March 31,
	2004	2003
Service costs	$221	$215
Interest cost	198	171
Net amortization	134	114

Net benefit expense	$553	$500

	Assumptions as of March 31,
	2004	2003
Weighted average discount rate	6.0%	6.8%
Rates of increase in compensation levels	4.0%	4.0%

Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$10,349	$8,719
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	4,602	1,293
Less: reclassification adjustment for gains included in net income	(168)	(326)

Other comprehensive income (loss)	4,434	967

Comprehensive income	$14,783	$9,686

Business Segments

The Company operates in three reportable segments: a community bank, an insurance agency and a wealth management company. The Company’s community bank offers services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. The Company’s wealth management subsidiary offers trust services as well as various alternative investment products, including mutual funds and annuities. The Company’s insurance agency is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. Other items shown represent the parent company and eliminations which are necessary for purposes of reconciling to the consolidated amounts. The following tables provide financial information for these segments (in thousands):

At or for the three months ended March 31, 2004	Community Bank	Insurance Agency	Wealth Management	Other	Consolidated
Interest income	$43,527	$51	$—	$(55)	$43,523
Interest expense	10,472	74	1	372	10,919
Provision for loan loss	1,400	—	—	—	1,400
Non-interest income	7,028	7,930	1,964	(212)	16,710
Non-interest expense	24,651	6,283	1,586	9	32,529
Intangible amortization	252	92	1	—	345
Income tax expense	4,493	646	149	(252)	5,036
Net income (loss)	9,539	978	228	(396)	10,349
Total assets	3,965,214	36,146	2,718	(5,550)	3,998,528
Goodwill	155,299	18,630	—	—	173,929

At or for the three months ended March 31, 2003	Community Bank	Insurance Agency	Wealth Management	Other	Consolidated
Interest income	37,931	39	—	(7)	37,963
Interest expense	9,971	13	2	(7)	9,979
Provision for loan loss	1,732	—	—	—	1,732
Non-interest income	7,305	6,310	1,489	—	15,104
Non-interest expense	21,541	5,071	1,637	—	28,249
Intangible amortization	225	52	1	—	278
Income tax expense	3,936	505	(53)	—	4,388
Net income (loss)	8,056	760	(97)	—	8,719
Total assets	3,639,170	24,898	1,793	—	3,665,861
Goodwill	156,700	10,865	—	—	167,565

PART I.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto included in this Form 10-Q. This discussion contains forward-looking statements. Please see “Important Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Separation from F.N.B.

We were incorporated under the laws of the State of Florida on August 12, 2003 as a wholly owned subsidiary of F.N.B. Corporation (F.N.B.). On January 1, 2004, we became an independent public company through a tax-free spin-off from F.N.B., with F.N.B. having no continuing ownership interest in us. The consolidated financial statements for periods presented prior to the effective date of the spin-off reflect the historical financial position, results of operations, and cash flows of the businesses transferred to us from F.N.B. prior to the distribution. However, this financial information is not necessarily indicative of what our results of operations or financial position would have been had we operated as an independent company during the periods presented.

In connection with the separation from F.N.B., our subsidiaries incurred approximately $10.5 million in restructuring expenses during the fiscal year ended December 31, 2003. These expenses consisted of $5.3 million of early retirement expenses and involuntary separation costs, $4.2 million in professional fees, and approximately $1.0 million in fixed asset write-off and other expenses connected with the separation. On March 31, 2004, a liability associated with separation of approximately $3.0 million remained. This liability primarily consists of amounts due to terminated employees under various benefit plans and employment agreements. Continued payments to these terminated employees will be made in accordance with the terms and provisions of such benefit plans and employment agreements.

First Three Months of 2004 as Compared to First Three Months of 2003

Net income was $10.3 million for the first three months of 2004 compared to net income of $8.7 million for the first three months of 2003. Basic earnings per share were $.22 and $.18 for the first three months of 2004 and 2003, respectively. Diluted earnings per share were $.21 and $.18 for the first three months of 2004 and 2003, respectively. Common comparative ratios for results of operations include the return on average assets and the return on average equity. Our return on average assets was 1.09% for the first three months of 2004 compared to 1.25% for the first three months of 2003, while our return on average equity was 11.19% for the first three months 2004 and 12.72% for the same period in 2003. Results of operations for the three months ended March 31, 2004 include Southern Exchange Bank (SEB) and Lupfer-Frakes Insurance, Inc. (Lupfer-Frakes), which were acquired on March 31, 2003 and July 1, 2003, respectively.

Diluted earnings per share for the three months ended March 31, 2003 were reduced $.01 per share due to after-tax merger expenses of $659,000.

The following table provides information regarding the average balances, yields and rates on interest-earning assets and interest-bearing liabilities (dollars in thousands):

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning-assets:
Interest bearing deposits with banks	$2,403	$6	1.00%	$3,714	$7.76%
Federal funds sold	4,036	10	1.00	12,037	31	1.04
Taxable investment securities (1)	720,732	7,466	4.17	366,575	4,159	4.60
Non-taxable investment securities (2)	77,823	1,069	5.52	79,596	1,353	6.89
Loans (3)	2,509,380	35,346	5.67	2,072,235	32,984	6.46

Total interest-earning assets	3,314,374	43,897	5.33	2,534,157	38,534	6.17

Cash and due from banks	92,236			97,105
Allowance for loan losses	(28,895)			(21,976)
Premises and equipment	121,793			78,920
Other assets	308,883			139,275

	$3,808,391			$2,827,481

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$511,082	$532.42		$419,118	$590.57
Savings	851,208	1,924.91		749,079	2,875	1.56
Other time	977,084	5,886	2.42	639,889	5,185	3.29
Short-term borrowings	297,968	454.61		271,604	532.79
Long-term debt	290,195	2,123	2.94	51,723	797	6.25

Total interest - bearing liabilities	2,927,537	10,919	1.50	2,131,413	9,979	1.90

Non-interest bearing demand	475,369			378,727
Other liabilities	33,501			39,356

	3,436,407			2,549,496

Stockholder’s equity	371,984			277,985

	$3,808,391			$2,827,481

Excess of interest - earning assets over interest - bearing liabilities	$386,837			$402,744

Net interest income		$32,978			$28,555

Net interest spread			3.83%			4.27%

Net interest margin (4)			4.00%			4.57%

(1)	The average balances and yields earned on securities are based on historical cost.
(2)	The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35%, adjusted for certain federal tax preferences.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.
(4)	Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by total interest earning assets.

Net Interest Income

Net interest income, our primary source of earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. Net interest income, on a fully taxable equivalent basis, totaled $33.0 million for the first three months of 2004, an increase of 15.5% as compared to $28.6 million for the same period 2003. We were able to grow net interest income by increasing interest-earning assets and effectively managing interest paid on deposits. With rates at a historical low point, we expect to have limited ability to lower certain deposit rates further. Net interest income consisted of interest income of $43.9 million and interest expense of $10.9 million for the first three months of 2004 compared to $38.5 million and $10.0 million, respectively, for the same period in 2003. The yield on interest-earning assets decreased by 84 basis points and the rate paid on interest-bearing liabilities decreased by 40 basis points. Net interest margin decreased from 4.57% for the three months ended March 31, 2003 to 4.00% for the three months ended March 31, 2004. The decline in the margin can be attributed to the acquisition of SEB, and the acceleration of prepayments and repricing of interest-earning assets and additional interest expense on borrowings obtained in connection with the spin-off from F.N.B. The impact of future rate changes on our net interest income is discussed further under the “Liquidity and Interest Rate Sensitivity” caption below.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(9)	$8	$(1)
Federal funds sold	(20)	(1)	(21)
Securities:
Taxable	3,661	(354)	3,307
Non-taxable	(29)	(255)	(284)
Loans	5,620	(3,258)	2,362

Net Change	$9,223	$(3,860)	$5,363

Interest Expense
Deposits:
Interest bearing demand	$291	$(349)	$(58)
Savings	463	(1,414)	(951)
Other time	1,407	(706)	701
Short-term borrowings	58	(136)	(78)
Long-term debt	1,498	(172)	1,326

	3,717	(2,777)	940

Net Change	$5,506	$(1,083)	$4,423

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

For the first three months of 2004, interest income on loans increased 7.2% from $33.0 million to $35.3 million, as average loans increased by $437.1 million. Interest income on investment securities increased $3.0 million to $8.5 million for the first three months of 2004, as the average balance of investment securities increased $352.4 million to $798.6 million. The increase in the average balance of investment securities was primarily attributable to the acquisition of SEB.

Interest expense on deposits decreased $308,000, or 3.6%, for the first three months of 2004 while average interest-bearing deposits increased by $531.3 million. The average balance in interest-bearing demand, savings, and time deposits increased $92.0 million, $102.1 million, and $337.2 million, respectively. We continued to generate non-interest-bearing deposits successfully as such deposits increased by $96.6 million, or 17.8%, for the first three months of 2004 as compared to the same period in 2003. Interest expense on short-term borrowings decreased by $78,000 and the interest rate paid decreased by 18 basis points for the first three months of 2004 as compared to the first three month of 2003. Interest expense on long-term debt increased $1.3 million in 2004 solely from a $238.5 million increase in average long-term debt as the rate paid decreased 331 basis points. The increase in the average long-term debt is attributable to SEB’s FHLB borrowings and the debt incurred in connection with the spin-off.

The provision for loan losses charged to operations is a direct result of management’s analysis of the adequacy of the allowance for loan losses, which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses decreased from $1.7 million for the first three months of 2003 to $1.4 million for the same period in 2004.

Non-Interest Income

Total non-interest income increased 10.6% from $15.1 million for the first three months of 2003 to $16.7 million for the same period in 2004. Service charges on deposit accounts increased 22.5% during the first three months of 2004 to $4.9 million from $4.0 million for the same period in 2003. Income from wealth management services increased $444,000, or 29.9%, to $1.9 million for the first three months of 2004 compared to $1.5 million for the same period in 2003. Insurance commissions and fees increased 26.4% from $6.1 million for the first three months of 2003 to $7.7 million for the same period in 2004. The Lupfer-Frakes acquisition contributed insurance commissions and fees of $1.4 million in the first three months of 2004. Gains on the sale of mortgage loans for the first three months of 2004 decreased 47.0% to $1.0 million as compared to $1.9 million for the same period in 2003. The gains on the sale of mortgage loans generated in 2003 were a direct result of homeowner refinancing to fixed-rate products driven by mortgage interest rates declining to historic levels. As mortgage rates increase, we do not anticipate the level of gains experienced in 2003 to continue.

Non-Interest Expense

Total non-interest expense increased 15.2% from $28.2 million for the first three months of 2003 to $32.5 million for the same period in 2004. We recorded merger costs associated with SEB of $1.0 million in 2003, which were related to employment obligations. For the first three months of 2004, salary and employee benefits increased $2.7 million, to $19.5 million, from $16.8 million for the same period in 2003. The increase is due to increased health care costs and the acquisitions of SEB and Lupfer-Frakes in 2003. Other non-interest expense totaled $7.3 million for 2004, a $1.1 million increase from 2003.

Our income tax expense was $5.0 million for the first three months of 2004 compared to $4.4 million for the same period in 2003. The 2004 effective tax rate of 32.7% was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-free interest and dividend income.

Liquidity and Interest Rate Sensitivity

Our goal in liquidity management is to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs, with cost-effective funding. Liquidity is centrally managed on a daily basis by treasury personnel. In addition, our Corporate Asset/Liability Committee (ALCO), which includes members of executive management, reviews liquidity on a periodic basis and approves changes in strategies which affect balance sheet or cash flow positions. Our board of directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and adequate levels of liquidity. This policy designates the ALCO as the body responsible for meeting this objective.

Liquidity sources from assets include payments from loans and investments as well as the ability to sell loans and investment securities. Liquidity sources from liabilities are generated through growth in core deposits and, to a lesser extent, the use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, our banking subsidiary has the ability to borrow from the Federal Home Loan Bank (FHLB). FHLB advances are a competitively priced and reliable source of funds. As of March 31, 2004, outstanding advances were $256.7 million, or 6.4% of total assets, while FHLB availability was $596.5 million, or 14.9% of total assets.

The principal source of cash for the parent company is dividends from its subsidiaries. The parent company has availability to borrow up to $75.0 million through unsecured lines of credit with several major domestic banks. These lines, which were unused as of March 31, 2004, provide the parent company a source of short-term funding.

Our core deposits, total deposits excluding time deposits greater than $100,000, increased $162.5 million for the first three months of 2004 and $110.7 million for the same period in 2003, providing the primary source of financing for our lending activities, including origination of mortgage loans held for sale in the secondary market. Mortgage loans originated for resale in the secondary market totaled $63.9 million for the first three months of 2004, as compared to $103.9 million for the same period of 2003.

The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes that we have sufficient liquidity available to meet our normal operating and contingency funding cash needs.

Our financial performance is at risk from interest rate fluctuations. Interest rate risk arises due to differences between the amount of interest-earning assets and interest bearing-liabilities subject to repricing over a period of time, the difference between the change in various interest rates and the embedded options in certain financial instruments. We utilize an asset/liability model to measure the impact of our balance sheet strategies. We use net interest income simulations, gap analysis and the economic value of equity to measure interest rate risk.

The following gap analysis measures our interest rate risk by comparing the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities maturing over a one year period was 1.43 at March 31, 2004, as compared to 1.38 at December 31, 2003. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities, assuming the current interest rate environment.

Following is the gap analysis as of March 31, 2004 (dollars in thousands):

	Within 3 Months	4-12 Months		1-5 Years		Over 5 years		Total
Interest Earning Assets
Interest bearing deposits with banks	$177	$		$		$		$177
Federal funds sold	26,829							26,829
Securities	83,075		136,763		437,992		227,428	885,258
Loans, net of unearned income	1,142,881		504,931		863,170		69,438	2,580,420

	$1,252,962		$641,694		$1,301,162		$296,866	$3,492,684
Other assets							505,844	505,844

Total	$1,252,962		$641,694		$1,301,162		$802,710	$3,998,528

Interest Bearing Liabilities
Deposits:
Interest checking	$124,696	$		$			$562,002	$686,698
Savings	251,463						435,218	686,681
Time deposits	139,969		376,498		507,277		2,532	1,026,276
Borrowings	422,701		10,045		158,217		30,119	621,082

	$938,829		$386,543		$665,494		$1,029,871	$3,020,737
Other liabilities							599,977	599,977
Stockholder’s equity							377,814	377,814

Total	$938,829		$386,543		$665,494		$2,007,662	$3,998,528

Period Gap	$314,133		$255,151		$635,668		$(1,204,952)

Cumulative Gap	$314,133		$569,284		$1,204,952

Cumulative Gap as a Percent of Total Assets	7.86%		14.24%		30.13%

Rate Sensitive Assets/Rate Sensitive Liabilities (Cumulative)	1.33		1.43		1.61		1.16

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

	March 31, 2004	December 31, 2003
Net interest income change (12 months):
- 100 basis points	(4.5)%	(7.1)%
+ 200 basis points	2.7%	4.4%

Economic value of equity:
- 100 basis points	.1%	(6.4)%
+ 200 basis points	(1.0)%	.4%

The preceding measures indicate that the balance sheet structure as of March 31, 2004 is somewhat less susceptible to large and immediate rate changes than as of three months ago. This is largely a function of additional fixed rate medium-term funding in the form of FHLB advances and certificates of deposit. Commercial loan volume has increased, thereby creating a more even match with the majority of interest-bearing liabilities. The risk of declining rates remains moderate; however, we do not view a decrease in rates as a probable event.

The preceding measures assume no change in asset/liability compositions. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates.

The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.

Changes in the interest rate environment can cause significant fluctuations in the market value of mortgage loans originated for resale in the secondary market. We utilize forward sales commitments on mortgage loans to offset the risk of decreases in the market values of the loans as a result of increases in interest rates. At March 31, 2004 and December 31, 2003, we had $7.4 million and $5.2 million in forward sales agreements, respectively.

Lending Activity

Following is a summary of loans (dollars in thousands):

	March 31, 2004	December 31, 2003
Real Estate:
Residential	$852,914	$810,790
Commercial	1,085,152	1,017,291
Construction	332,501	311,266
Installment loans to individuals	74,791	77,660
Commercial, financial and agricultural	211,037	227,117
Lease financing	3,915	6,032
Unearned income	(519)	(774)

	$2,559,791	$2,449,382

We strive to minimize credit losses by utilizing credit approval standards, diversifying our loan portfolio by industry and borrower, and conducting ongoing review and management of the loan portfolio.

Our loan portfolio is well-diversified with a significant portion of the portfolio being made up of loans secured by real estate. Residential, commercial and construction loans secured by real estate accounted for 88.7% of the loan portfolio at March 31, 2004.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of southwest and central Florida. With the forecasted growth in our primary market over the upcoming years, we anticipate organic growth in our loan portfolio to continue at historical levels.

As of March 31, 2004, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

Non-Performing Assets

Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. It is our policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied either to principal or interest or both, depending on management’s evaluation of collectibility. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid or the loan becomes both well secured and in the process of collection. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

Following is a summary of non-performing assets (in thousands):

	March 31, 2004	December 31, 2003
Non-accrual loans	$4,263	$5,521
Restructured loans	—	—

Total non-performing loans	4,263	5,521
Other real estate owned	440	—

Total non-performing assets	$4,703	$5,521

Loans past due 90 days or more, on which interest accruals continue, were $1.3 million, and $163,000 at March 31, 2004 and December 31, 2003, respectively.

All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current terms of the loan have been reflected in the table summarizing non-performing loans and loans past due 90 days or more.

Allowance and Provision for Loan Losses

The allowance for loan losses consists of an allocated and an unallocated component. Management’s analysis of the allocated portion of the allowance for loan losses includes the evaluation of the loan portfolio based upon our internal loan grading system, evaluation of portfolio industry concentrations and the historical loss experience of the remaining balances of the various homogeneous loan pools which comprise the loan portfolio. Specific factors used in the internal loan grading system include the previous loan loss experience with the customer, the status of past due interest and principal payments on the loan, the collateral position and residual value of the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

The unallocated portion of the allowance is determined based on management’s assessment of historical loss on the remaining portfolio segments in conjunction with the current status of economic conditions, loan loss trends, delinquency and non-accrual trends, credit administration, portfolio growth, concentrations of credit risk and other factors, including regulatory guidance. This determination inherently involves a higher degree of uncertainty, considers current risk factors that may not have yet manifested themselves in our historical loss factors used to determine the allocated component of the allowance, and recognizes that knowledge of the portfolio may be incomplete.

The provision for loan losses charged to operations in each period presented is a direct result of management’s assessment of the adequacy of the allowance for loan losses at the end of each period. Factors considered in management’s assessment include growth in the loan portfolio, changes in the composition of the loan portfolio, concentrations of credit risk, current trends in net charge-offs, trends in non-performing loans and current economic conditions in the markets in which we operate. The provision for loan losses decreased to $1.4 million for the first three months of 2004 compared with $1.7 million for the same period in 2003. Factors considered in the level of the provision during 2004 included the decrease in non accrual loans, the level of net charge-offs and increased loan concentrations, primarily in commercial real estate loans.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. For the three months ended March 31, 2004 charge-offs, net of any subsequent recovery, totaled $363,000 compared to $1.1 million for the same period in 2003.

Capital Resources

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

Stockholders’ equity increased through earnings retention by $7.1 million from December 31, 2003. Book value per share was $8.16 at March 31, 2004, compared to $7.88 at December 31, 2003.

We have $67.0 million in debentures to an unconsolidated subsidiary trust which qualifies as Tier 1 capital under present Federal Reserve Board guidelines. In addition, our banking subsidiary has a $17.0 million subordinated loan commitment with a correspondent bank which qualifies as Tier 2 capital.

Following are the capital ratios as of March 31, 2004 for the Company and our banking subsidiary, First National Bank of Florida:

	Actual		Well Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
Consolidated	$297,224	10.9%	$271,101	10.0%	$216,881	8.0%
First National Bank	275,451	10.2	270,065	10.0	216,052	8.0

Tier 1 Capital (to risk-weighted assets):
Consolidated	251,082	9.3	162,661	6.0	108,440	4.0
First National Bank	229,310	8.5	162,039	6.0	108,026	4.0

Tier 1 Capital (to average assets):
Consolidated	251,082	6.9		5.0		4.0
First National Bank	229,310	6.3	180,883	5.0	144,707	4.0

Important Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, the Corporation’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise it forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is provided under the caption “Liquidity and Interest Rate Sensitivity” under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. Controls and Procedures

An evaluation was performed during the quarter ended March 31, 2004 under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. In connection with such evaluation, there has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Our subsidiaries are subject to routine claims and lawsuits incidental to our business. We do not believe that the ultimate liability arising out of these claims and lawsuits will have a material adverse effect on our business.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of equity Securities

The following table provides information regarding our repurchases of shares of our common stock during the three months ended March 31, 2004:

Month	Shares Purchased		Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Shares that may yet to be Purchased Under Publicly Announced Program (1)
January	—		—	—	—
February	50,000	(2)	$17.43	—	—
March	—		—	—	—

(1)	On March 22, 2004, we announced a plan to repurchase approximately 1.1 million shares of our common stock. These shares will be repurchased to offset the dilutive impact of stock options to be assumed by us issued in connection with our planned acquisition of Southern Community Bancorp, which is expected to be completed during the third quarter of 2004. We began repurchasing shares under this plan in April 2004.
(2)	Purchased in open market transactions.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Pursuant to our Bylaws, our Secretary must receive written notice of any proposal submitted by a shareholder for consideration at the Annual Meeting of Shareholders on or prior to the date which is 120 days prior to the first anniversary of the date on which we first mailed our proxy materials for the prior year’s Annual Meeting of Shareholders. Accordingly, any shareholder proposal must be received by November 19, 2004 to be considered at the 2005 Annual Meeting of Shareholders.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 19, 2004, by and between the Company and Southern Community Bancorp (incorporated by reference to exhibit 2.1 of the Form 8-K filed by the Company on March 26, 2004).

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10 filed on October 31, 2003).

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 10 filed on October 31, 2003).

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed or furnished the following reports on Form 8-K during the first quarter of 2004:

March 26, 2004 – We reported the issuance of a press release announcing that we have entered into an Agreement and Plan of Merger to acquire Southern Community Bancorp.

January 21, 2004 – We reported the issuance of a press release on January 16, 2004, announcing our financial results for the three months and year ended December 31, 2003.

January 6, 2004 – We announced completion of the spin-off from F.N.B. Corporation and the commencement of regular way trading of our common shares on the New York Stock Exchange effective January 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First National Bankshares of Florida, Inc.
(Registrant)

Dated: May 10, 2004	/s/ Gary L. Tice
Gary L. Tice Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2004	/s/ Robert T. Reichert
Robert T. Reichert Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)