Form 10-Q
period 2004-06-30
FIRST NATIONAL BANKSHARES OF FLORIDA INC
filed 2004-08-09
CIK 1267969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ___________________

Commission file number 001-31883

FIRST NATIONAL BANKSHARES OF FLORIDA, INC.

(Exact name of registrant as specified in its charter)

Florida	20-0175526

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004

Common Stock, $0.01 Par Value	47,534,793 shares

FIRST NATIONAL BANKSHARES OF FLORIDA, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
INDEX

PAGE
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure of Market Risk	29
Item 4. Controls and Procedures	29
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 2. Changes in Securities	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits and Reports on Form 8-K	30
Signatures	32
Exhibits	33
EX-10.1 EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND GARY L. TICE
EX-10.2 CHANGE OF CONTROL AGREEMENT BETWEEN THE COMPANY AND GARY L. TICE
EX-10.3 EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND KEVIN C. HALE
EX-10.4 CHANGE OF CONTROL AGREEMENT BETWEEN THE COMPANY AND KEVIN C. HALE
EX-10.5 EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND CC COGHILL
EX-10.6 CHANGE OF CONTROL AGREEMENT BETWEEN THE COMPANY AND CC COGHILL
EX-10.7 EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND GARRETT S. RICHTER
EX-10.8 CHANGE OF CONTROL AGREEMENT BETWEEN THE COMPANY AND GARRETT S. RICHTER
EX-10.9 EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND ROBERT T. REICHERT
EX-10.10 CHANGE OF CONTROL AGREEMENT BETWEEN THE COMPANY AND ROBERT T. REICHERT
EX-10.11 AMENDED AND RESTATED BASIC RETIREMENT PLAN
EX-10.12 DIRECTORS' CHANGE OF CONTROL PLAN
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32 SECTION 906 CERTIFICATION OF CEO & CFO

FIRST NATIONAL BANKSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value and share data
Unaudited

	June 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$89,207	$99,664
Interest bearing deposits with banks	159	5,128
Federal funds sold	854	866
Mortgage loans held for sale	12,827	15,153
Securities available for sale	879,952	764,543
Securities held to maturity (fair value of $12,531)	—	12,029
Loans, net of unearned income of $727 and $774	2,677,862	2,449,382
Allowance for loan losses	(29,705)	(28,104)

NET LOANS	2,648,157	2,421,278

Premises and equipment	124,698	120,117
Goodwill	173,950	173,729
Other assets	157,515	138,629

TOTAL ASSETS	$4,087,319	$3,751,136

LIABILITIES
Deposits:
Non-interest bearing	$545,882	$451,837
Interest bearing	2,431,729	2,268,152

TOTAL DEPOSITS	2,977,611	2,719,989
Short-term borrowings	388,724	354,051
Long-term debt	326,196	271,000
Other liabilities	36,385	40,981

TOTAL LIABILITIES	3,728,916	3,386,021

STOCKHOLDERS’ EQUITY
Common stock — $0.01 par value Authorized - 500,000,000 shares Issued - 47,878,508 and 46,317,300 shares	479	463
Additional paid-in capital	369,828	341,615
Retained earnings	11,174	21,139
Accumulated other comprehensive income	(12,195)	1,898
Treasury stock – 363,088 shares at cost	(6,865)	—
Deferred stock compensation	(4,018)	—

TOTAL STOCKHOLDERS’ EQUITY	358,403	365,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,087,319	$3,751,136

Note: The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$36,358	$35,404	$71,704	$68,388
Securities:
Taxable	8,001	7,328	15,135	11,291
Nontaxable	732	717	1,427	1,499
Dividends	315	350	647	564
Other	8	96	24	116

TOTAL INTEREST INCOME	45,414	43,895	88,937	81,858

INTEREST EXPENSE
Deposits	8,726	10,201	17,068	18,851
Short-term borrowings	481	617	935	1,149
Long-term debt	2,638	1,250	4,761	2,047

TOTAL INTEREST EXPENSE	11,845	12,068	22,764	22,047

NET INTEREST INCOME	33,569	31,827	66,173	59,811
Provision for loan losses	875	1,828	2,275	3,560

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,694	29,999	63,898	56,251

NON-INTEREST INCOME
Service charges	4,974	4,891	9,872	8,890
Insurance premiums, commissions and fees	8,894	6,558	16,574	12,635
Securities commissions and fees	1,206	1,096	2,322	1,959
Trust	855	681	1,669	1,304
Gain on sale of securities	—	102	163	413
Gain on sale of mortgage loans	766	2,772	1,786	4,698
Other	1,061	1,423	2,080	2,728

TOTAL NON-INTEREST INCOME	17,756	17,523	34,466	32,627

	50,450	47,522	98,364	88,878

NON-INTEREST EXPENSES
Salaries and employee benefits	19,857	19,154	39,351	35,920
Net occupancy	2,732	2,694	5,369	4,836
Equipment	2,644	2,234	5,375	4,063
Amortization of intangibles	345	305	690	583
Merger	—	—	—	1,014
Other	7,783	7,145	15,105	13,365

TOTAL NON-INTEREST EXPENSES	33,361	31,532	65,890	59,781

INCOME BEFORE INCOME TAXES	17,089	15,990	32,474	29,097
Income taxes	5,798	5,404	10,834	9,792

NET INCOME	$11,291	$10,586	$21,640	$19,305

NET INCOME PER COMMON SHARE*:
Basic	$.24	$.22	$.45	$.41

Diluted	$.23	$.22	$.44	$.40

CASH DIVIDENDS PER COMMON SHARE*	$.07	N/A	$.14	N/A

*Restated to reflect the 3 percent stock dividend declared on April 19, 2004.
See accompanying Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Six Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$21,640	$19,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,257	9,663
Provision for loan losses	2,275	3,560
Deferred taxes	(3,204)	(1,642)
Net gain on sale of securities	(163)	(413)
Net gain on sale of mortgage loans	(1,786)	(4,698)
Proceeds from sale of mortgage loans	137,634	210,892
Mortgage loans originated for sale	(133,523)	(210,677)
Net change in:
Interest receivable	(399)	223
Interest payable	931	(658)
Other, net	(2,325)	733

Net cash flows from operating activities	29,337	26,288

INVESTING ACTIVITIES
Net change in:
Interest bearing deposits with banks	4,969	243
Federal funds sold	12	6,027
Loans	(229,827)	(165,233)
Bank owned life insurance	(10,400)	—
Securities available for sale:
Purchases	(239,739)	(486,426)
Sales	6,790	321,630
Maturities	105,777	189,290
Securities held to maturity:
Purchases	—	—
Sales	—	—
Maturities	770	2,956
Increase in premises and equipment	(9,850)	(15,321)

Net cash flows from investing activities	(371,498)	(146,834)

FINANCING ACTIVITIES
Net change in:
Non-interest bearing deposits, savings and NOW	161,090	154,637
Time deposits	96,532	(17,027)
Short-term borrowings	34,673	(6,610)
Increase in long-term debt	130,774	—
Decrease in long-term debt	(75,578)	(13,186)
Net acquisition of treasury stock	(9,287)	—
Capital contributions	—	17,518
Cash dividends paid	(6,500)	(13,160)

Net cash flows from financing activities	331,704	122,172

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(10,457)	1,626
Cash and due from banks at beginning of period	99,664	117,359

CASH AND DUE FROM BANKS AT END OF PERIOD	$89,207	$118,985

See accompanying Notes to Consolidated Financial Statements

First National Bankshares of Florida, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Business:

     First National Bankshares of Florida, Inc. (the “Company”) was incorporated under the laws of the state of Florida on August 12, 2003. On January 1, 2004, the Company was spun-off from F.N.B. Corporation (F.N.B.). The Company is a diversified financial services company headquartered in Naples, Florida. The Company owns and operates First National Bank of Florida, (a community bank); Roger Bouchard Insurance, Inc. (an insurance agency); and First National Wealth Management Company (a national trust company). The Company has full-service offices located throughout southwest and central Florida.

     The spin-off resulted in the division of certain existing corporate support functions between the two resulting entities. Corporate expenses included in the Company’s financial results for periods prior to the spin-off represent an allocation of F.N.B.’s corporate expense to the Company’s subsidiaries. This allocation is based on a specific review to identify costs incurred for the benefit of the subsidiaries of the Company and in management’s judgment results in a reasonable allocation of such costs. The Company was allocated $5.8 million of overhead costs related to shared administrative and support functions for the six months ended June 30, 2003.

     In connection with the spin-off from F.N.B., the Company incurred approximately $10.5 million in restructuring expenses during the fiscal year ended December 31, 2003. These expenses consisted of $5.3 million of early retirement expenses and involuntary separation costs, $4.2 million in professional fees, and approximately $1.0 million in fixed asset write-off and other expenses connected with the separation. On June 30, 2004, a liability associated with the spin-off of approximately $2.6 million remained. This liability primarily consists of amounts due to terminated employees under various benefit plans and employment agreements. Continued payments to these terminated employees will be made in accordance with the terms and provisions of such benefit plans and employment agreements.

     The consolidated financial statements for periods prior to the effective date of the spin-off included herein may not necessarily be indicative of the results of operations, financial position and cash flows of the Company in the future or had it operated as a separate, independent company during the periods presented.

Basis of Presentation:

     The consolidated financial statements include accounts of First National Bank of Florida, Roger Bouchard Insurance, Inc., and First National Wealth Management Company, all of which are wholly-owned by the Company. All significant intercompany balances and transactions have been eliminated. The financial condition and results of operations of acquisitions accounted for as a purchase are included in the Company’s financial statements from the date the acquisition is completed. (See the “Mergers and Acquisitions” section of this report).

     Certain prior year amounts have been reclassified to conform with current year presentation. The reclassification had no impact on total assets, liabilities, stockholders’ equity, net income or cash flows.

Common Stock Dividend:

     On April 19, 2004, the Company’s Board of Directors declared a 3 percent common stock dividend payable on July 15, 2004 to shareholders of record as of June 30, 2004. As a result of the stock dividend, the Company issued 1,383,837 shares of its common stock. The stock dividend increased additional paid in capital and decreased retained earnings by $23.9 million, the market value of the shares issued. Per share data included herein has been adjusted to reflect the stock dividend.

Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Preferred Securities of Unconsolidated Subsidiary Trust:

     On March 31, 2004, the Company acquired the common stock of First National Bankshares Statutory Trust II (Issuer Trust), an unconsolidated subsidiary trust. The Issuer Trust used the proceeds from the issuance of $25 million of its preferred securities to third-party investors and common stock to acquire a $25.8 million debenture issued by the Company. This debenture and certain capitalized costs associated with the issuance of the preferred stock comprise the Issuer Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The Company recorded the debenture in “Long-term debt” and its equity interest in the business trust in “Securities available for sale” on the balance sheet. The debenture and preferred securities bear interest at a floating rate equal to the 3-month LIBOR plus 279 basis points.

     The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities of the Issuer Trust subject to the terms of the guarantee.

     FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, raised questions about whether trust preferred securities issued by unconsolidated subsidiary trusts could be treated as Tier 1 capital. On July 2, 2003, the Federal Reserve Board issued a letter stating that trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. As such, the debenture issued to the Issuer Trust currently qualifies as Tier I capital under present Federal Reserve Board guidelines.

New Accounting Standards:

     In March 2004, the Securities and Exchange Commission (“SEC”) issued SAB 105, “Application of Accounting Principles to Loan Commitments” provides registrants the SEC’s view on recording the fair value of loan commitments. Under SAB 105, the fair value of loan commitments that are required to follow derivative accounting under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities", should not consider the expected future cash flows related to the associated servicing of the future loan. The staff believes that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Company does not retain the right to service mortgage loans it originates for resale in the secondary market and, as such, does not expect the application of this guidance to have a material impact on its financial condition or results of operations.

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

     In December 2003, the AICPA issued Statement of Position (SOP) 03-3 “Accounting for Certain Loans and Debt Securities Acquired in a Transfer”. SOP 03-3 prohibits the carryover of an allowance for loan losses on loans acquired in a purchase business combination. Increases in expected cash flows to be collected from the contractual cash flows will be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows will be recognized as an impairment. This accounting guidance will be effective for loans acquired in fiscal years subsequent to December 15, 2004. The Company does not anticipate this new accounting standard to have a material impact on its financial condition or results of operations.

Mergers and Acquisitions:

     On June 30, 2004, the Company signed a definitive agreement to acquire First Bradenton Bank (“Bradenton”), a state-chartered commercial bank located in Bradenton, Florida. Under the terms of the definitive agreement, the Company will exchange shares of its common stock for the outstanding common stock of Bradenton in a tax-free merger of Bradenton with and into First National Bank of Florida. Based upon the Company’s closing price on June 29, 2004, of $18.91 per share, the transaction has a total value of approximately $8.3 million, representing 1.7 times Bradenton’s book value. The merger is scheduled to close in the fourth quarter of 2004.

     On March 22, 2004, the Company signed a definitive agreement to acquire Southern Community Bancorp (“Southern”), a bank holding company located in Orlando, Florida. Under the terms of the definitive agreement, the Company will exchange 1.6686 shares of its common stock for each share of Southern common stock in a tax-free merger of Southern with and into the Company. The exchange ratio is subject to reduction if the average closing price of the Company’s common stock exceeds $19.42 per share over a specified period prior to the merger. In order to mitigate the dilutive impact of Southern’s stock options, the Company has announced that it may purchase up to 1.1 million of its own common shares in the open market. The common share repurchase has been funded through the $25.0 million in trust preferred securities issued on March 31, 2004. The merger, which is scheduled to close in the third quarter of 2004, is subject to shareholder and regulatory approvals.

     On July 1, 2003, Roger Bouchard Insurance, Inc. completed its acquisition of Lupfer-Frakes, Inc. (Lupfer) an independent insurance agency located in Central Florida. Roger Bouchard Insurance, Inc. paid $10.2 million in exchange for all of the outstanding common stock of Lupfer. The transaction, which was accounted for as a purchase, resulted in the recognition of $8.5 million in goodwill and $1.3 million in customer and renewal lists. The value assigned to the customer and renewal lists will be amortized over a ten-year period. Lupfer’s results of operations have been reflected in the Company’s results beginning in the third quarter of 2003.

     On March 31, 2003, F.N.B. completed its acquisition of Charter Banking Corp. (Charter), a bank holding company headquartered in Tampa, Florida, with assets having a fair value of $795.6 million. As a result, Charter became a wholly-owned subsidiary of F.N.B. The acquisition of Charter allowed F.N.B. to access the Hillsborough county market and to expand its presence in the Pinellas county market. Charter’s only subsidiary was Southern Exchange Bank (“SEB”). In exchange for all of the outstanding common stock of Charter, F.N.B. paid $150.2 million. F.N.B. funded this acquisition through the issuance of $125.0 million of trust preferred securities and $25.2 million from F.N.B’s existing lines of credit with several major domestic banks. The transaction, which was accounted for as a purchase, resulted in the recognition of approximately $103.0 million in nondeductible goodwill and $1.1 million in core deposit intangibles. The core deposit intangible will be amortized over a ten year period. The fair market value assigned to loans, investments, fixed assets, deposits and long-term debt was $169.8 million, $461.5 million, $40.8 million, $481.5 million and $154.5 million, respectively. The fair market value of interest earning assets and interest bearing liabilities was based on either quoted market values or discounting future cash flows using market rates as of March 31, 2003. These purchase adjustments will be amortized or accreted in future periods over the estimated lives of the interest earning assets and interest bearing liabilities. Current third party independent appraisals were used to value the land and buildings included in fixed assets. Merger related costs totaling $1.2 million were incurred in connection with this acquisition, which was related to employment obligations. Charter was merged into F.N.B. Corporation on August 22, 2003.

     SEB’s results of operations have been reflected in the Company’s results since the acquisition date of March 31, 2003. Southern Exchange Bank was merged into First National Bank of Florida on October 10, 2003 as part of an internal reorganization.

Subsequent Event:

     On August 1, 2004, the Company signed a definitive agreement and plan of merger which provides for the acquisition of the Company by Fifth Third Bancorp (“Fifth Third”), an Ohio-based bank holding company. Under the terms of the merger agreement, which has been approved by both companies’ board of directors, each outstanding share of the Company’s common stock will be exchanged for 0.5065 shares of Fifth Third common stock in a tax-free reorganization under the Internal Revenue Code. The merger, which is expected to close during the first quarter of 2005, is subject to approval by shareholders of the Company, receipt of banking regulatory approvals and satisfaction of certain other conditions.

Securities

     The amortized cost and fair value of securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
Securities available for sale:	Cost	Gains	Losses	Fair Value
June 30, 2004
U.S. Treasury and other U.S. Government agencies and corporations	$155,832	$1,047	$(2,824)	$154,055
Mortgage-backed securities of U.S. Government agencies	377,780	622	(8,958)	369,444
Other mortgage-backed securities	229,759	576	(6,896)	223,439
States of the U.S. and political subdivisions	81,175	581	(1,196)	80,560
Other debt securities	25,555	505	(406)	25,654

Total Debt Securities	870,101	3,331	(20,280)	853,152
Equity securities	26,794	12	(6)	26,800

	$896,895	$3,343	$(20,286)	$879,952

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2003
U.S. Treasury and other U.S. Government agencies and corporations	$135,550	$2,083	$(300)	$137,333
Mortgage-backed securities of U.S. Government agencies	359,425	2,518	(2,256)	359,687
Other mortgage-backed securities	156,359	1,129	(1,775)	155,713
States of the U.S. and political Subdivisions	65,184	2,370	(4)	67,550
Other debt securities	19,636	851	—	20,487

Total Debt Securities	736,154	8,951	(4,335)	740,770
Equity securities	23,768	13	(8)	23,773

	$759,922	$8,964	$(4,343)	$764,543

		Gross	Gross
	Amortized	Unrealized	Unrealized
Securities held to maturity:	Cost	Gains	Losses	Fair Value
December 31, 2003
Mortgage-backed securities of U.S. Government agencies	691	15	—	706
States of the U.S. and political subdivisions	11,338	492	(5)	11,825

	$12,029	$507	$(5)	$12,531

     The Company transferred all securities held to maturity into securities available for sale during the second quarter of 2004 in order to improve operational efficiency and enhance the management of its asset/liability management position. At the time of the transfer, the securities transferred had an amortized cost of $11.3 million and a net unrealized gain of $262 thousand.

     At June 30, 2004 and December 31, 2003, securities with a carrying value of $192.1 million, and $161.9 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $345.7 million, and $270.6 million at June 30, 2004 and December 31, 2003, respectively, were pledged as collateral for short-term borrowings.

     The age of gross unrealized losses and fair value of available for sale securities by investment category as of June 30, 2004 were as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury and other U.S. government agencies and corporations	$107,811	$(2,824)	$—	$—	$107,811	$(2,824)
Mortgage-backed securities of U.S. government agencies	326,872	(8,958)	—	—	326,872	(8,958)
Other mortgage-backed securities	190,736	(6,896)	—	—	190,736	(6,896)
State of the U.S. and political subdivisions	17,648	(1,196)	—	—	17,648	(1,196)
Other debt securities	7,374	(406)	—	—	7,374	(406)
Equity securities	55	(6)	—	—	55	(6)

Total	$650,496	$(20,286)	$—	$—	$650,496	$(20,286)

     The Company does not believe unrealized losses, individually or in the aggregate, as of June 30, 2004 represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

Loans

     Following is a summary of loans (in thousands):

		December 31,
	June 30, 2004	2003
Real Estate:
Residential	$879,819	$810,790
Commercial	1,139,781	1,017,291
Construction	359,398	311,266
Installment loans to individuals	75,117	77,660
Commercial, financial and agricultural	222,296	227,117
Lease financing	2,178	6,032
Unearned income	(727)	(774)

	$2,677,862	$2,449,382

     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Company’s primary market area of southwest and central Florida.

     As of June 30, 2004 and December 31, 2003, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

Non-Performing Assets

     Following is a summary of non-performing assets (in thousands):

	June 30, 2004	December 31, 2003
Non-accrual loans	$4,332	$5,521
Restructured loans	—	—

Total Non-Performing Loans	4,332	5,521
Other real estate owned	440	—

Total Non-Performing Assets	$4,772	$5,521

     Loans past due 90 days or more, on which interest accruals continue, were $364,000, and $163,000, at June 30, 2004 and December 31, 2003, respectively.

Allowance for Loan Losses

     Following is an analysis of changes in the allowance for loan losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of year	$29,141	$24,573	$28,104	$21,421
Addition from acquisitions	—	—	—	2,506
Charge-offs	(612)	(1,137)	(1,206)	(2,475)
Recoveries	301	482	532	734

Net Charge-offs	(311)	(655)	(674)	(1,741)
Provision for loan losses	875	1,828	2,275	3,560

Balance at end of period	$29,705	$25,746	$29,705	$25,746

Deposits

     Following is a summary of deposits (in thousands):

	June 30, 2004	December 31, 2003
Non-interest bearing	$545,882	$451,837
Interest bearing checking	533,522	503,064
Savings	880,264	843,677
Certificates of deposit and other time deposits	1,017,943	$921,411

	$2,977,611	$2,719,989

     Time deposits of $100,000 or more were $486.4 million and $415.8 million at June 30, 2004 and December 31, 2003.

Short-Term Borrowings

     Following is a summary of short-term borrowings (in thousands):

	June 30, 2004	December 31, 2003
Securities sold under repurchase agreements	$315,524	$248,051
Federal funds purchased	43,200	86,000
Federal Home Loan Bank advances	30,000	20,000

	$388,724	$354,051

Long-Term Debt

     Following is a summary of long-term debt (in thousands):

	June 30, 2004	December 31, 2003
Federal Home Loan Bank advances	$241,403	$211,944
Subordinated debentures	84,012	58,238
Other long-term debt	781	818

	$326,196	$271,000

   First National Bank of Florida has available credit with the Federal Home Loan Bank of $609.5 million, of which $271.4 million or 44.5% was used as of June 30, 2004. These advances are secured by residential real estate loans and Federal Home Loan Bank Stock.

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

     Following is a summary of off-balance sheet credit risk information (in thousands):

	June 30, 2004	December 31, 2003
Commitments to extend credit	$925,527	$717,079
Standby letters of credit	29,374	34,842

     At June 30, 2004, funding of approximately 72% of the commitments to extend credit is dependent on the financial condition of the customer. The Company has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by the Company which may require payment at a future date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Earnings Per Share

     Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.

     Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, assuming the exercise of stock options and warrants. Such adjustments to the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share.

     On the date of spin-off, F.N.B. stock options held by employees of the Company were converted into stock options of the Company. Since the stock options were converted after year end, it is not possible to estimate the dilutive impact to the Company for periods prior to the distribution. The conversion of the stock options provided the employees with a benefit similar to that provided by the F.N.B. options. Therefore, the dilutive effect of the stock options on the Company’s prior period’s weighted average shares outstanding is assumed by applying the exchange ratio to the dilutive effect of such stock options of F.N.B. In addition, F.N.B. had convertible preferred stock outstanding until the preferred stock was redeemed in exchange for F.N.B. common stock during the second quarter of 2003. As such, the dilutive effect of F.N.B.’s preferred stock on the Company’s prior periods weighted average shares outstanding is assumed by applying the exchange ratio to the dilutive effect of such securities of F.N.B.

   The following tables set forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30,
	2004	2003	2004	2003
Basic
Net income	$11,291	$10,586	$21,640	$19,305

Average common shares outstanding	47,648,095	47,450,845	47,671,120	47,436,211

Earnings per share	$.24	$.22	$.45	$.41

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30,
	2004	2003	2004	2003
Diluted
Earnings applicable to diluted earnings per share	$11,291	$10,586	$21,640	$19,305

Average common shares outstanding	47,648,095	47,450,845	47,671,120	47,436,211
Series A convertible preferred stock	—	16,207	—	16,207
Series B convertible preferred stock	—	2,272	—	131,454
Net effect of dilutive stock options based on the treasury stock method	1,365,197	826,896	1,308,220	713,330

	49,013,292	48,296,220	48,979,340	48,297,202

Earnings per share	$.23	$.22	$.44	$.40

Cash Flow Information

     Following is a summary of supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Cash paid for:
Interest	$21,833	$22,705
Income taxes	11,043	4,982
Noncash Investing and Financing Activities:
Acquisition of real estate in settlement of loans	$440	$339
Transfer of securities from held to maturity to available for sale	11,269	—

Stock-Based Compensation

     Under the Company’s Amended and Restated 2003 Incentive Plan, the Company has the ability to issue stock (subject to certain restrictions as determined by the board of directors), stock options or stock appreciation rights to its employees. The following table summarizes information about the non-qualified stock options granted during the second quarter of 2004:

Options granted	1,217,080
Weighted average exercise price	$16.89-18.58
Vesting period	6 months

     The exercise price of the stock options granted during the second quarter of 2004 was equal to or exceeded the market price of the underlying stock on the date of grant. Therefore, no compensation expense is recognized in accordance with APB Opinion 25, Accounting for Stock Issued to Employees.

     Effective on the date of the spin-off, all outstanding F.N.B. options held by the Company’s employees were converted to options to purchase the Company’s common stock. No compensation expense was recognized as a result of the conversion. The following table shows pro-forma net income and earnings per share assuming the Company’s stock options had been expensed for the three and six months period ended June 30, 2004 based on the fair value of the options along with significant assumptions used in the Black-Scholes option pricing model (dollars in thousands, except per share data).

	Three Months	Six Months
June 30, 2004	Ended	Ended
Net income (as reported)	$11,291	$21,640
Stock-based compensation expense included in net income, net of tax	217	245
Stock-based compensation expense if the fair value method had been applied to all awards, net of tax	(2,034)	(2,561)

Pro forma net income	9,474	19,324
Earnings per share:
Basic (as reported)	$.24	$.45
Basic pro forma	.20	.41
Diluted (as reported)	$.23	$.44
Diluted pro forma	.19	.40
Assumptions:
Risk-free interest rate		4.05%
Dividend yield		1.59%
Expected stock price volatility		.24%
Expected life (years)		7.06
Fair value of options granted		$5.56

     During the first half of 2004, the Company issued 230,595 shares of restricted stock with a weighted average fair value of $16.89. The restricted stock is subject to vesting upon continued employment with the Company or the Company attaining certain performance criteria as established by the board of directors. The unvested portion of the Company’s restricted stock is shown on the balance sheet under the caption “Deferred stock compensation” and amortized to expense over the vesting period.

Retirement Plan

     The plan expense for the non-qualified benefit plan included the following components (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Service costs	$203	$215	$424	$430
Interest cost	171	170	369	341
Net amortization	101	114	235	228

Net benefit expense	$475	$499	$1,028	$999

	Assumptions as of
	June 30,
	2004	2003
Weighted average discount rate	6.0%	6.8%
Rates of increase in compensation levels	4.0%	4.0%

Comprehensive Income

     The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$11,291	$10,586	$21,640	$19,305
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(18,527)	5,520	(13,925)	7,589
Reclassification adjustment for gains (losses) included in net income	—	(436)	(168)	(268)

Other comprehensive income (loss)	(18,527)	5,084	(14,093)	7,321

Comprehensive income (loss)	$(7,236)	$15,670	$7,547	$26,626

Business Segments

     The Company operates in three reportable segments: a community bank, an insurance agency and a wealth management company. The Company’s community bank offers services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. The Company’s wealth management subsidiary offers trust services as well as various alternative investment products, including mutual funds and annuities. The Company’s insurance agency is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. Other items shown represent the parent company and eliminations which are necessary for purposes of reconciling to the consolidated amounts. The following tables provide financial information for these segments (in thousands).

At or for the three months	Community	Insurance	Wealth
ended June 30, 2004	Bank	Agency	Management	Other	Consolidated
Interest income	$45,418	$33	$3	$(40)	$45,414
Interest expense	11,182	57	1	605	11,845
Provision for loan loss	875	—	—	—	875
Non-interest income	6,623	8,968	2,118	47	17,756
Non-interest expense	24,520	6,555	1,676	610	33,361
Intangible amortization	252	92	1	—	345
Income tax expense	5,121	943	176	(442)	5,798
Net income (loss)	10,343	1,446	268	(766)	11,291
Total assets	4,051,710	36,156	2,850	(3,397)	4,087,319
Goodwill	155,319	18,631	—	—	173,950

At or for the three months	Community	Insurance	Wealth
ended June 30, 2003	Bank	Agency	Management	Other	Consolidated
Interest income	43,829	75	—	(9)	43,895
Interest expense	12,061	13	3	(9)	12,068
Provision for loan loss	1,828	—	—	—	1,828
Non-interest income	8,963	6,781	1,779	—	17,523
Non-interest expense	24,603	5,174	1,755	—	31,532
Intangible amortization	252	53	—	—	305
Income tax expense	4,721	663	20	—	5,404
Net income (loss)	9,579	1,006	1	—	10,586
Total assets	3,638,336	28,001	2,382	—	3,668,719
Goodwill	156,679	10,865	—	—	167,544

At or for the six months	Community	Insurance	Wealth
ended June 30, 2004	Bank	Agency	Management	Other	Consolidated
Interest income	$88,945	$84	$3	$(95)	$88,937
Interest expense	21,654	131	2	977	22,764
Provision for loan loss	2,275	—	—	—	2,275
Non-interest income	13,651	16,898	4,082	(165)	34,466
Non-interest expense	49,171	12,838	3,262	619	65,890
Intangible amortization	504	184	2	—	690
Income tax expense	9,614	1,589	325	(694)	10,834
Net income (loss)	19,882	2,424	496	(1,162)	21,640
Total assets	4,051,710	36,156	2,850	(3,397)	4,087,319
Goodwill	155,319	18,631	—	—	173,950

At or for the six months	Community	Insurance	Wealth
ended June 30, 2003	Bank	Agency	Management	Other	Consolidated
Interest income	81,760	114	—	(16)	81,858
Interest expense	22,032	26	5	(16)	22,047
Provision for loan loss	3,560	—	—	—	3,560
Non-interest income	16,268	13,091	3,268	—	32,627
Non-interest expense	46,144	10,245	3,392	—	59,781
Intangible amortization	477	105	1	—	583
Merger expenses	1,014	—	—	—	1,014
Income tax expense	8,657	1,168	(33)	—	9,792
Net income (loss)	17,635	1,766	(96)	—	19,305
Total assets	3,638,336	28,001	2,382	—	3,668,719
Goodwill	156,679	10,865	—	—	167,544

PART I.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto included in this Form 10-Q. This discussion contains forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Separation from F.N.B. Corporation

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

     In connection with the separation from F.N.B., we incurred approximately $10.5 million in restructuring expenses during the fiscal year ended December 31, 2003. These expenses consisted of $5.3 million of early retirement expenses and involuntary separation costs, $4.2 million in professional fees, and approximately $1.0 million in fixed asset write-off and other expenses connected with the separation. On June 30, 2004, a liability associated with the separation of approximately $2.6 million remained. This liability primarily consists of amounts due to terminated employees under various benefit plans and employment agreements. Continued payments to these terminated employees will be made in accordance with the terms and provisions of such benefit plans and employment agreements.

Critical Accounting Policies

     Our significant accounting policies are described in the “Notes to Consolidated Financial Statements” under “Summary of Significant Accounting Policies” in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain policies inherently have a greater reliance on the use of underlying factors, such as estimates, assumptions and judgments. Changes in these underlying factors have a greater possibility of producing results that could be materially different than originally reported and could have a material impact on our future financial condition and results of operations.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Results of Operations

     Net income was $21.6 million for the first six months of 2004 compared to net income of $19.3 million for the first six months of 2003. Basic earnings per share were $.45 and $.41 for the first six months of 2004 and 2003, respectively. Diluted earnings per share were $.44 and $.40 for the first six months of 2004 and 2003, respectively. Common comparative ratios for results of operations include the return on average assets and the return on average equity. Our annualized return on average assets was 1.11% for the first six months of 2004 compared to 1.20% for the first six months of 2003, while our annualized return on average equity was 11.73% and 11.00% for the same respective periods. Results of operations for the six months ended June 30, 2004 includes Lupfer-Frakes Insurance, Inc. (Lupfer), which was acquired on July 1, 2003.

     Diluted earnings per share for the six months ended June 30, 2003 were reduced $.01 per share due to after-tax merger expense of $659,000.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Six Months Ended June 30,
	2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Interest bearing deposits with banks	$1,296	$7	1.09%	$794	$4	1.02%
Federal funds sold	3,678	17	.93	18,507	112	1.22
Taxable investment securities (1)	762,241	15,782	4.16	572,001	11,855	4.18
Non-taxable investment securities (2)	79,179	2,195	5.57	80,191	2,633	6.62
Loans (3)	2,568,910	71,704	5.61	2,152,861	68,388	6.41

Total interest earning assets	3,415,304	89,705	5.28	2,824,354	82,992	5.93

Cash and due from banks	92,534			100,606
Allowance for loan losses	(29,430)			(23,710)
Premises and equipment	122,858			95,533
Other assets	318,356			245,116

	$3,919,622			$3,241,899

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$529,116	1,115	.42	$435,590	1,322	.61
Savings	852,586	3,873	.91	814,304	5,952	1.47
Other time	997,924	12,080	2.43	807,725	11,577	2.89
Short-term borrowings	313,096	935	.60	255,822	1,149	.91
Long-term debt	314,291	4,761	3.05	127,348	2,047	3.24

Total interest bearing liabilities	3,007,013	22,764	1.52	2,440,789	22,047	1.82

Non-interest bearing demand	505,495			411,827
Other liabilities	36,263			35,464

	3,548,771			2,888,080
Stockholders’ equity	370,851			353,819

	$3,919,622			$3,241,899

Excess of interest earning assets over interest bearing liabilities	$408,291			$383,565

Net interest income		$66,941			$60,945

Net interest spread			3.76%			4.11%

Net interest margin (4)			3.94%			4.35%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35%, adjusted for certain federal tax preferences.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

(4)	Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by total interest earning assets.

Net Interest Income

     Net interest income, our primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. Net interest income, on a fully taxable equivalent basis, totaled $66.9 million for the first six months of 2004, an increase of 9.8% as compared to $61.0 million for the same period 2003. Interest income grew $6.7 million to $89.7 million for the first six months of 2004 compared to $83.0 million for same period in 2003 as we increased our interest earning assets by $591.0 million. The yield on interest earning assets decreased 65 basis points due to repricing of our interest earning assets and a focus on originating variable and adjustable rate commercial and consumer loans, which were priced lower than existing portfolio yields. Interest expense increased 3.3% to $22.8 million for the first six months of 2004 compared to $22.0 million for the same period in 2003 as interest bearing liabilities grew $566.2 million, or 23%. The impact on interest expense caused by the increase in interest bearing liabilities was mitigated by our ability to effectively manage the interest rate paid. The cost of funds decreased from 1.82% during the six months ended June 30, 2003 to 1.52% during the six months ended June 30, 2004. Net interest margin decreased from 4.35% for the six months ended June 30, 2003 to 3.94% for the six months ended June 30, 2004. The impact of future rate changes on our net interest income is discussed further under the “Liquidity and Interest Rate Sensitivity” caption below.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 (in thousands):

	Volume	Rate	Net
Interest income
Interest bearing deposits with banks	$3	$—	$3
Federal funds sold	(73)	(22)	(95)
Securities:
Taxable	3,984	(57)	3,927
Non-taxable	(32)	(406)	(438)
Loans	9,362	(6,046)	3,316

Net change	$13,244	$(6,531)	$6,713

Interest expense
Deposits:
Interest bearing demand	$459	$(666)	$(207)
Savings	293	(2,372)	(2,079)
Other time	1,552	(1,049)	503
Short-term borrowings	410	(624)	(214)
Long-term debt	2,827	(113)	2,714

	5,541	(4,824)	717

Net change	$7,703	$(1,707)	$5,996

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

     For the first six months of 2004, interest income on loans increased 4.8% from $68.4 million to $71.7 million as average loans increased by $416.0 million. Interest income on investment securities increased $3.5 million to $18.0 million for the first six months of 2004 as the average balance of investment securities increased $189.2 million to $841.4 million.

     Interest expense on deposits decreased $1.8 million to $17.1 million for the first six months of 2004 despite a $322.0 million increase in average interest bearing deposits. The decrease in interest expense on deposits was accomplished by a 41 basis point reduction of the rate paid on these deposits. We continued to successfully generate non-interest-bearing deposits as such deposits increased by $93.7 million to $505.5 million for the first six months of 2004 as compared to the same period in 2003. Interest expense on short-term borrowings decreased by $214,000 as the interest rate paid on these borrowings decreased by 31 basis points for the first six months of 2004 as compared to the first six month of 2003. Interest expense on long-term debt increased $2.7 million for the six months ended June 30, 2004 primarily from a $186.9 million increase in average long-term debt as the rate paid on these liabilities decreased 19 basis points. The increase in average long-term debt is a result of additional FHLB borrowings and borrowings obtained in connection with the separation from F.N.B.

Non-Interest Income

     Total non-interest income increased 5.6% from $32.6 million for the first six months of 2003 to $34.5 million for the same period in 2004. Service charges on deposit accounts increased 11.0% to $9.9 million during the first six months of 2004 from $8.9 million for the same period in 2003. Income from wealth management services increased $728,000, or 22.3%, to $4.0 million for the first six months of 2004 compared to $3.3 million for the same period in 2003. Insurance commissions and fees increased 31.2% to $16.6 million for the first six months of 2004 compared to $12.6 million for the same period in 2003. The Lupfer acquisition contributed insurance commissions and fees of $3.2 million in the first six months of 2004. Gains on the sale of mortgage loans for the first six months of 2004 decreased 62.0% to $1.8 million as compared to $4.7 million for the same period in 2003. The gains on the sale of mortgage loans generated in 2003 were a direct result of homeowner refinancing to fixed-rate products driven by mortgage interest rates declining to historical levels. As mortgage rates increase, we do not anticipate the level of gains experienced in 2003 to continue.

Non-Interest Expense

     Total non-interest expense increased $6.1 million to $65.9 million for the first six months in 2004 compared to $59.8 million for the same period in 2003. We recorded merger costs associated with SEB of $1.0 million in 2003, which were related to employment obligations. For the first six months of 2004, salary and employee benefits increased $3.4 million from $35.9 million for the same period in 2003 to $39.3 million in 2004. The increase is due to increased health care costs and the acquisitions of SEB and Lupfer in 2003. Other non-interest expenses totaled $15.1 million for 2004, a $1.7 million increase from 2003.

Income Taxes

     Our income tax expense was $10.8 million for the first six months of 2004 compared to $9.8 million for the same period in 2003. The 2004 effective tax rate of 33.4% was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-free interest and dividend income.

Second Quarter of 2004 as Compared to Second Quarter of 2003

Results of Operations

     Net income was $11.3 million, or $.23 per diluted share, for the second quarter of 2004 compared to net income of $10.6 million, or $.22 per diluted share, for the second quarter of 2003. Basic earnings per share were $.24 and $.22 for the three months ended June 30, 2004 and 2003, respectively. Common comparative ratios for results of operations include the return on average assets and the return on average equity. Our annualized return on average assets and annualized return on average equity were 1.13% and 12.28%, respectively, for the second quarter of 2004 compared to 1.15% and 9.85% for the same period in 2003. Results of operations for the three months ended June 30, 2004 include Lupfer-Frakes Insurance, Inc. (Lupfer), which was acquired on July 1, 2003.

Net Interest Income

     Net interest income, on a fully taxable equivalent basis, totaled $34.0 million for the second quarter of 2004, representing a 4.9% increase over the second quarter of 2003. Interest income, on a fully taxable equivalent basis, grew $1.3 million to $45.8 million for the second quarter of 2004 compared to $44.5 million for same period in 2003 as we increased our interest earning assets by $344.9 million. Interest expense decreased $223,000 to $11.8 million for the second quarter of 2004 compared to $12.1 million for the same period in 2003 as interest bearing liabilities grew $325.6 million. Net interest margin decreased from 4.10% for the three months ended June 30, 2003 to 3.88% for the same period in 2004.

     For the second quarter of 2004, interest income on loans increased 2.7% from $35.4 million to $36.4 million as average loans increased by $353.0 million. Interest income on investment securities increased 7.8% to $9.4 million for the second quarter of 2004 as the average balance of investment securities increased $14.4 million to $884.3 million.

     Interest expense on deposits decreased $1.5 million to $8.7 million for the second quarter of 2004 despite a $110.6 million increase in average interest bearing deposits. We continued to successfully generate non-interest-bearing deposits as the average such deposits increased by $90.5 million, or 20.3%, to $553.6 million for the second quarter of 2004 as compared to the same period in 2003. Interest expense on long-term debt increased $1.4 million to $2.6 million for the second quarter of 2004 due to a $135.7 million increase in average long-term debt.

Non-Interest Income

     Non-interest income increased 1.3% during the second quarter of 2004 to $17.8 million compared to $17.5 million for the same period of 2003. Income from wealth management services increased 16.0%, to $2.1 million, for the second quarter of 2004 compared to $1.8 million for the same period in 2003. Insurance commissions and fees increased 35.6% to $8.9 million for the second quarter of 2004 from $6.6 million for the same period in 2003. The Lupfer acquisition contributed insurance commissions and fees of $1.7 million during the second quarter of 2004. Gains on the sale of loans and securities decreased $2.0 million during this same period.

Non-Interest Expense

     Non-interest expenses increased $1.9 million during the second quarter of 2004 to $33.4 million compared to $31.5 million for the same period of 2003. The acquisition of Lupfer represented $1.4 million of this increase.

Income Taxes

     Our income tax expense was $5.8 million for the second quarter of 2004 compared to $5.4 million for the same period in 2003. The effective tax rate for the three months ended June 30, 2004 was 33.9%. Our effective tax rate was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-free interest and dividend income.

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

     Liquidity sources from assets include payments from loans and investments as well as the ability to sell loans and investment securities. Liquidity sources from liabilities are generated through growth in deposits and, to a lesser extent, the use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, our banking subsidiary has the ability to borrow from the Federal Home Loan Bank (FHLB). FHLB advances are a competitively priced and reliable source of funds. As of June 30, 2004, outstanding advances were $271.4 million, or 6.6% of total assets, while FHLB availability was $609.5 million, or 14.9% of total assets.

     The principal source of cash for the parent company is dividends from its subsidiaries. The parent company has availability to borrow up to $75.0 million through unsecured lines of credit with several major domestic banks. These lines, which were unused as of June 30, 2004, provide the parent company a liquid source of short-term funding.

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

     The following gap analysis measures our interest rate risk by comparing the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities maturing over a one-year period was 1.16 at June 30, 2004, as compared to 1.56 at June 30, 2003. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities, assuming the current interest rate environment.

     Following is the gap analysis as of June 30, 2004 (dollars in thousands):

	Within	4-12		1-5		Over
	3 Months	Months		Years		5 years	Total
Interest earning assets
Interest bearing deposits with banks	$159	$		$		$	$159
Federal funds sold	854						854
Securities	26,510		80,159		313,595	459,688	879,952
Loans, net of unearned income	1,031,766		584,388		858,778	186,052	2,660,984

	$1,059,289		$664,547		$1,172,373	$645,740	$3,541,949
Other assets						545,370	545,370

Total	$1,059,289		$664,547		$1,172,373	$1,191,110	$4,087,319

Interest bearing liabilities
Deposits:
Interest checking	$237,257	$		$		$296,265	$533,522
Savings	191,855					688,409	880,264
Time deposits	135,477		439,221		422,547	20,698	1,017,943
Borrowings	454,674		30,045		200,201	30,000	714,920

	$1,019,263		$469,266		$622,748	$1,035,372	$3,146,649
Other liabilities						582,267	582,267
Stockholders’ equity						358,403	358,403

Total	$1,019,263		$469,266		$622,748	$1,976,042	$4,087,319

Period Gap	$40,026		$195,281		$549,625	($784,932)

Cumulative Gap	$40,026		$235,307		$784,932

Cumulative Gap as a Percent of Total Assets	.98%		5.76%		19.20%

Rate Sensitive Assets/ Rate Sensitive Liabilities (Cumulative)	1.04		1.16		1.37	1.13

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

The following table presents an analysis of the potential sensitivity of our annual net interest income and EVE to sudden and sustained changes in market rates:

		December 31,
	June 30, 2004	2003
Net interest income change (12 months):
- 100 basis points	(2.2)%	(7.1)%
+ 200 basis points	1.1%	4.4%
Economic value of equity:
- 100 basis points	3.7%	(6.4)%
+ 200 basis points	(0.1)%	.4%

     The preceding balance sheet structure as of June 30, 2004 indicates we are well positioned to realize improvement in earnings from increasing rates. Loan growth has been concentrated in the form of variable products while funding has been medium term, fixed. This posture will allow positive positioning in a rising rate environment without a materially negative impact in the near term. The risk of declining rates, particularly with the quarter end move in short term rates, appears remote.

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

     Changes in the interest rate environment can cause significant fluctuations in the market value of mortgage loans originated for resale in the secondary market. We utilize forward loan commitments on mortgage loans to offset the risk of decreases in the market values of the loans as a result of increases in interest rates. At June 30, 2004 and December 31, 2003, we had $5.7 million and $5.2 million in forward sales agreements, respectively.

Lending Activity

     Following is a summary of loans (dollars in thousands):

	June 30, 2004	December 31, 2003
Real Estate:
Residential	$879,819	$810,790
Commercial	1,139,781	1,017,291
Construction	359,398	311,266
Installment loans to individuals	75,117	77,660
Commercial, financial and agricultural	222,296	227,117
Lease financing	2,178	6,032
Unearned income	(727)	(774)

	$2,677,862	$2,449,382

     We strive to minimize credit losses by utilizing credit approval standards, diversifying our loan portfolio by industry and borrower, and conducting ongoing review and management of the loan portfolio.

     Our loan portfolio is well-diversified with a significant portion of the portfolio being made up of loans secured by real estate. Residential, commercial and construction loans secured by real estate accounted for 88.9% of the loan portfolio at June 30, 2004.

     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of southwest and central Florida. With the forecasted growth in our primary market over the upcoming years, we anticipate organic growth in our loan portfolio to continue at historical levels.

     As of June 30, 2004, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

Non-Performing Assets

     Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. It is our policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management’s evaluation of collectibility. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid or the loan becomes both well secured and in the process of collection. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

     Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

     Following is a summary of non-performing assets (in thousands):

		December 31,
	June 30, 2004	2003
Non-accrual loans	$4,332	$5,521
Restructured loans	—	—

Total Non-Performing Loans	4,332	5,521
Other real estate owned	440	—

Total Non-Performing Assets	$4,772	$5,521

     Loans past due 90 days or more, on which interest accruals continue, were $364,000 and $163,000 at June 30, 2004 and December 31, 2003, respectively.

     All loans as to which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current terms of the loan have been reflected within the table summarizing non-performing loans and loans past due 90 days or more.

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

     The provision for loan losses charged to operations in each period presented is a direct result of management’s assessment of the adequacy of the allowance for loan losses at the end of each period. Factors considered in management’s assessment include growth in the loan portfolio, changes in the composition of the loan portfolio, concentrations of credit risk, current trends in net charge-offs, trends in non-performing loans and current economic conditions in the markets in which we operate. The provision for loan losses was $2.3 million for the first six months of 2004 compared with $3.6 million for the same period in 2003. The provision for loan losses totaled $875,000 for the second quarter of 2004, as compared to $1.8 million for the second quarter of 2003. Factors considered in the level of the provision during 2004 included the decrease in non accrual loans, the level of loans charged-off, increased loan concentrations, primarily in commercial real estate loans and the results of our ongoing evaluation of our commercial loan portfolio.

     Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. For the six months ended June 30, 2004, charge-offs, net of any subsequent recovery, totaled $674,000 compared to $1.7 million for the same period in 2003.

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

     Stockholders’ equity increased through earnings retention by $15.1 million since December 31, 2003. This increase was offset by a $14.1 million decrease in accumulated other comprehensive income due to a decline in the fair market value of our investment security portfolio. Shareholders’ equity was further reduced by a $6.9 million increase in treasury stock due to our planned repurchase of common shares for the Southern Community Bancorp acquisition and our employee benefit plans. As a result, book value per share declined to $7.54 at June 30, 2004, compared to $7.65 at December 31, 2003.

     We have $67.0 million in debentures to an unconsolidated subsidiary trust which qualifies as Tier 1 capital under present Federal Reserve Board guidelines. In addition,

our banking subsidiary has borrowed $17.0 million under a $20.0 million subordinated loan commitment with a correspondent bank, which qualifies as Tier 2 capital.

     Following are the capital ratios as of June 30, 2004 for the Company and our banking subsidiary, First National Bank of Florida (dollars in thousands):

			Well Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
Consolidated	$297,229	10.5%	$284,221	10.0%	$227,376	8.0%
First National Bank	284,415	10.1	282,917	10.0	226,333	8.0
Tier 1 Capital (to risk-weighted assets):
Consolidated	250,524	8.8	170,532	6.0	113,688	4.0
First National Bank	237,710	8.4	169,750	6.0	113,167	4.0
Tier 1 Capital (to average assets):
Consolidated	250,524	6.5	192,407	5.0	153,925	4.0
First National Bank	237,710	6.2	191,518	5.0	153,215	4.0

Important Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-Q are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, our financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

     The information called for by this item is provided under the caption “Liquidity and Interest Rate Sensitivity” under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and incorporated herein by reference.

ITEM 4. Controls and Procedures

     An evaluation was performed during the quarter ended June 30, 2004 under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls over financial reporting since the date of the evaluation.

PART II

Item 1. Legal Proceedings

     Our subsidiaries are subject to routine claims and lawsuits incidental to our business. We do not believe that the ultimate liability arising out of these claims and lawsuits will have a material adverse effect on our business.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table provides information regarding our repurchases of shares of our common stock during the three months ended June 30, 2004:

			Shares	Maximum Shares
			Purchased as	that may yet to
			Part of	be Purchased
	Shares		Publicly	Under Publicly
	Purchased	Average Price	Announced	Announced
Period	(2)	Paid Per Share	Programs (1)	Program (1)
April	120,200	$17.75	51,609	1,048,391
May	373,300	18.95	285,895	762,496
June	95,400	19.08	25,583	736,913

(1)	On March 22, 2004, we announced a plan to repurchase up to 1.1 million shares of our common stock. These shares will be repurchased to offset the dilutive impact of stock options to be assumed by us in connection with our planned acquisition of Southern Community Bancorp, which is expected to be completed during the third quarter of 2004.

(2)	Purchased in open market transactions.

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of shareholders of First National Bankshares of Florida, Inc. was held April 19, 2004. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Corporation’s solicitations.

All of the Corporation’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Votes	Votes
	“For”	Withheld
G. Scott Baton, II	35,698,044	1,568,747
David A. Straz, Jr.	33,661,550	3,605,241
Lee Roy Selmon	36,161,151	1,105,640

     The term of office of each of the following directors continued after the 2004 Annual Meeting: Alan C. Bomstein, Charles T. Cricks, James S. Lindsay, Edward J. Mace and Gary L. Tice.

Item 5. Other Information directors

     The Secretary of the Corporation must receive written notice of any proposal submitted by a shareholder of the Corporation for consideration at the Annual Meeting of Shareholders on or prior to the date which is 120 days prior to the date on which the Corporation first mailed its proxy materials for the prior year’s Annual Meeting of Shareholders. Accordingly, any shareholder proposal must be submitted to the Corporation by November 19, 2004 to be considered at the 2005 Annual Meeting of Shareholders.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger by and between the Company and Southern Community Bancorp (incorporated by reference to the Form 8-K filed by the Company on March 26, 2004).

2.2	Agreement and Plan of Merger by and between the Company and Fifth Third Bancorp (incorporated by reference to the Form 8-K filed by the Company on August 3, 2004).

10.1	Employment Agreement between the Company and Gary L. Tice.

10.2	Change of Control Agreement between the Company and Gary L. Tice.

10.3	Employment Agreement between the Company and Kevin C. Hale.

10.4	Change of Control Agreement between the Company and Kevin C. Hale.

10.5	Employment Agreement between the Company and C.C. Coghill.

10.6	Change of Control Agreement between the Company and C.C. Coghill.

10.7	Employment Agreement between the Company and Garrett S. Richter.

10.8	Change of Control Agreement between the Company and Garrett S. Richter.

10.9	Employment Agreement between the Company and Robert T. Reichert.

10.10	Change of Control Agreement between the Company and Robert T. Reichert.

10.11	Amended and Restated Basic Retirement Plan.

10.12	Directors’ Change of Control Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Corporation filed the following reports on Form 8-K during the second quarter of 2004:

April 15, 2004 — The Company reported the issuance of its earnings release for the first quarter of 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First National Bankshares of Florida, Inc.

(Registrant)

Dated: August 9, 2004	/s/ Gary L. Tice

Gary L. Tice President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2004	/s/ Robert T. Reichert

Robert T. Reichert
Senior Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)