Form 10-Q
period 2004-09-30
FIRST NATIONAL BANKSHARES OF FLORIDA INC
filed 2004-11-09
CIK 1267969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, $0.01 Par Value	shares 59,476,812

FIRST NATIONAL BANKSHARES OF FLORIDA, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2004

FIRST NATIONAL BANKSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value and share data

Unaudited

	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$109,531	$99,664
Interest bearing deposits with banks	349	5,128
Federal funds sold	820	866
Mortgage loans held for sale	18,531	15,153
Securities available for sale	985,429	764,543
Securities held to maturity (fair value of $12,531)	—	12,029
Loans, net of unearned income of $3,224 and $774	3,707,461	2,449,382
Allowance for loan losses	(40,307)	(28,104)

NET LOANS	3,667,154	2,421,278

Premises and equipment	144,878	120,117
Goodwill	390,059	173,729
Other assets	186,769	138,629

TOTAL ASSETS	$5,503,520	$3,751,136

LIABILITIES
Deposits:
Non-interest bearing	$634,549	$451,837
Interest bearing	3,273,236	2,268,152

TOTAL DEPOSITS	3,907,785	2,719,989

Short-term borrowings	511,295	354,051
Long-term debt	353,931	271,000
Other liabilities	44,193	40,981

TOTAL LIABILITIES	4,817,204	3,386,021

STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500,000,000 shares Issued - 59,361,105 and 46,317,300 shares	594	463
Additional paid-in capital	676,927	341,615
Retained earnings	11,873	21,139
Accumulated other comprehensive income	1,242	1,898
Treasury stock - 31,080 shares at cost	(689)	—
Deferred stock compensation	(3,631)	—

TOTAL STOCKHOLDERS’ EQUITY	686,316	365,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,503,520	$3,751,136

Note: The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$42,153	$34,165	$113,858	$102,553
Securities:
Taxable	8,433	6,482	23,567	17,773
Nontaxable	793	703	2,220	2,202
Dividends	355	266	1,002	830
Other	19	1	43	117

TOTAL INTEREST INCOME	51,753	41,617	140,690	123,475

INTEREST EXPENSE
Deposits	10,206	8,771	27,273	27,622
Short-term borrowings	1,426	495	2,361	1,644
Long-term debt	3,067	1,370	7,829	3,417

TOTAL INTEREST EXPENSE	14,699	10,636	37,463	32,683

NET INTEREST INCOME	37,054	30,981	103,227	90,792
Provision for loan losses	400	952	2,675	4,512

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,654	30,029	100,552	86,280

NON-INTEREST INCOME
Service charges	5,142	4,872	15,014	13,762
Insurance premiums, commissions and fees	6,768	6,861	23,342	19,496
Securities commissions and fees	864	993	3,186	2,952
Trust	837	701	2,506	2,005
Gain on sale of securities	107	7	270	420
Gain on sale of mortgage loans	702	256	2,488	4,954
Other	1,211	1,351	3,291	4,079

TOTAL NON-INTEREST INCOME	15,631	15,041	50,097	47,668

	52,285	45,070	150,649	133,948

NON-INTEREST EXPENSES
Salaries and employee benefits	20,924	21,042	60,275	56,962
Net occupancy	3,008	2,746	8,378	7,582
Equipment	2,902	2,312	8,276	6,375
Amortization of intangibles	611	341	1,301	924
Merger	4,645	—	4,645	1,014
Other	7,104	6,581	22,209	19,946

TOTAL NON-INTEREST EXPENSES	39,194	33,022	105,084	92,803

INCOME BEFORE INCOME TAXES	13,091	12,048	45,565	41,145
Income taxes	4,167	3,749	15,001	13,541

NET INCOME	$8,924	$8,299	$30,564	$27,604

NET INCOME PER COMMON SHARE*:
Basic	$.17	$.17	$.63	$.58

Diluted	$.17	$.17	$.61	$.57

CASH DIVIDENDS PER COMMON SHARE*	$.07	N/A	$.21	N/A

*	Restated to reflect the 3 percent stock dividend declared on April 19, 2004.

See accompanying Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$30,564	$27,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,820	10,713
Provision for loan losses	2,675	4,512
Deferred taxes	2,927	(1,767)
Net gain on sale of securities	(270)	(420)
Net gain on sale of mortgage loans	(2,488)	(4,954)
Proceeds from sale of mortgage loans	185,246	306,369
Mortgage loans originated for sale	(186,136)	(290,833)
Net change in:
Interest receivable	(5,737)	(2,485)
Interest payable	1,619	(658)
Other, net	(7,554)	453

Net cash flows from operating activities	32,666	48,534

INVESTING ACTIVITIES
Net change in:
Interest bearing deposits with banks	4,779	198
Federal funds sold	46	3,118
Loans	(394,607)	(202,556)
Bank owned life insurance	(10,400)	—
Securities available for sale:
Purchases	(240,616)	(522,476)
Sales	8,085	324,062
Maturities	139,666	209,497
Securities held to maturity:
Maturities	770	3,512
Increase in premises and equipment	(12,422)	(22,196)
Net cash paid for mergers and acquisitions	—	(9,347)

Net cash flows from investing activities	(504,699)	(216,188)

FINANCING ACTIVITIES
Net change in:
Non-interest bearing deposits, savings and NOW	255,952	145,641
Time deposits	94,125	(12,435)
Short-term borrowings	109,517	33,126
Increase in long-term debt	165,131	—
Decrease in long-term debt	(127,676)	(10,945)
Net acquisition of treasury stock	(5,227)	—
Capital contributions	—	28,349
Cash dividends paid	(9,922)	(19,910)

Net cash flows from financing activities	481,900	163,826

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	9,867	(3,828)
Cash and due from banks at beginning of period	99,664	117,359

CASH AND DUE FROM BANKS AT END OF PERIOD	$109,531	$113,531

See accompanying Notes to Consolidated Financial Statements

First National Bankshares of Florida, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies

Business:

First National Bankshares of Florida, Inc. (the “Company”) was incorporated under the laws of the state of Florida on August 12, 2003. On January 1, 2004, the Company was spun-off from F.N.B. Corporation (F.N.B.). The Company is a diversified financial services company headquartered in Naples, Florida. The Company owns and operates First National Bank of Florida, (a community bank); Roger Bouchard Insurance, Inc. (an insurance agency); and First National Wealth Management Company (a national trust company). The Company has full-service offices located throughout south and central Florida.

The spin-off resulted in the division of certain existing corporate support functions between the two resulting entities. Corporate expenses included in the Company’s financial results for periods prior to the spin-off represent an allocation of F.N.B.’s corporate expense to the Company’s subsidiaries. This allocation is based on a specific review to identify costs incurred for the benefit of the subsidiaries of the Company and in management’s judgment results in a reasonable allocation of such costs. The Company was allocated $8.3 million of overhead costs related to shared administrative and support functions for the nine months ended September 30, 2003.

In connection with the spin-off from F.N.B., the Company incurred approximately $10.5 million in restructuring expenses during the fiscal year ended December 31, 2003. These expenses consisted of $5.3 million of early retirement expenses and involuntary separation costs, $4.2 million in professional fees, and approximately $1.0 million in fixed asset write-off and other expenses connected with the separation. On September 30, 2004, a liability associated with the spin-off of approximately $973,000 remained. This liability primarily consists of amounts due to terminated employees under various benefit plans and employment agreements. Continued payments to these terminated employees will be made in accordance with the terms and provisions of such benefit plans and employment agreements.

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

Common Stock Dividend:

On April 19, 2004, the Company’s Board of Directors declared a 3 percent common stock dividend payable on July 15, 2004 to shareholders of record as of June 30, 2004. As a result of the stock dividend, the Company issued 1,383,837 shares of its common stock. The stock dividend increased additional paid in capital and decreased retained earnings by $23.9 million, the market value of the shares issued. Per share data included herein have been adjusted to reflect the stock dividend.

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

New Accounting Standards:

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including, determining whether an investment is impaired (fair value less than cost), evaluating whether the impairment is other-than-temporary and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. In October 2004, the Financial Accounting Standards Board (“FASB”) issued FSP 03-1-1, Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment, delaying the effective date for the recognition and measurement guidance of EITF 03-1 until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The final FSP providing implementation guidance is expected to be issued early in December 2004. The required disclosures of EITF 03-1 remain in effect and are provided in the “Securities” footnote.

In March 2004, the Securities and Exchange Commission (“SEC”) issued SAB 105, “Application of Accounting Principles to Loan Commitments”, which provides registrants the SEC’s view on recording the fair value of loan commitments. Under SAB 105, the fair value of loan commitments that are required to follow derivative accounting under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, should not consider the expected future cash flows related to the associated servicing of the future loan. The staff believes that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The application of this guidance did not have a material impact on the Company’s financial condition or results of operation.

In December 2003, the FASB issued a revision to FAS 132, “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits”. The revision retains the disclosures required by the original standard and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension and post-retirement plans. In addition, the revised standard requires interim period disclosures of the components of net periodic benefit costs. The required disclosures of the revised standard are provided in the “Retirement Plan” footnote.

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

Mergers and Acquisitions:

On August 1, 2004, the Company signed a definitive agreement and plan of merger which provides for the acquisition of the Company by Fifth Third Bancorp (“Fifth Third”), an Ohio-based registered financial holding company. Under the terms of the merger agreement, which has been approved by both companies’ board of directors, each outstanding share of the Company’s common stock will be exchanged for 0.5065 shares of Fifth Third common stock in a tax-free reorganization under the Internal Revenue Code. The merger, which is expected to close during the first quarter of 2005, is subject to approval by shareholders of the Company, receipt of certain banking regulatory approvals and satisfaction of certain other conditions. A Special Meeting of the Company’s shareholders has been called for November 22, 2004, to consider and approve the merger.

On September 3, 2004, the Company completed its acquisition of Southern Community Bancorp (“Southern”), a bank holding company located in Orlando, Florida, with assets having a fair value of $1.3 billion. The acquisition of Southern allowed the Company to expand its existing presence in the Orlando market, as well as, enter the West Palm Beach and Daytona Beach markets. On the merger date, the Company issued 1.5047 shares of its common stock for each share of Southern common stock. As a result, the company issued 11.5 million shares of its common stock with a value of $284.3 million and converted the outstanding Southern stock options to the Company’s stock options with a fair value of $20.6 million.

The following table depicts the allocation of purchase price to the assets and liabilities of Southern and the resulting goodwill:

Value of the Company’s common stock issued for Southern’s outstanding common stock		$284,306
Fair value of the Company’s stock options issued for Southern’s outstanding options		20,608

Total purchase price		$304,914

Net assets acquired:
Southern’s stockholders’ equity	$79,695
Southern’s goodwill	(971)
Adjustments to reflect assets acquired at fair value:
Securities	(2,093)
Loans and leases	7,859
Core deposits intangible	26,075
Adjustments to reflect liabilities assumed at fair value:
Time deposits	2,648
Long-term debt	(379)	108,297

Deferred taxes on purchase accounting adjustments		10,350
Direct acquisition costs		9,102

Goodwill resulting from merger		$216,069

The fair value of interest earning assets and interest bearing liabilities was based on either the quoted market values or discounting the future cash flows using market rates as of the acquisition date. These adjustments will be amortized or accreted in future periods over the estimated lives of the interest earning assets and interest bearing liabilities. The core deposits intangible will be amortized over a ten year period. The Company is currently obtaining third party independent appraisals of the land and buildings. Once finalized, these appraisals will be used to adjust the value of the land and buildings to fair value. The Company incurred merger related costs totaling $4.6 million, which related primarily to employment obligations. On September 30, 2004, a liability associated with the merger of approximately $5.0 million remained. This liability primarily consists of amounts due to terminated employees and service providers under contractual obligations.

Subsequent to the announcement of the merger between the Company and Fifth Third, the Company and Southern executed an amendment to the original merger agreement. Under this amendment, the Company agreed that it would issue additional shares of its common stock after completion of the First National/Southern merger to those persons who were the holders of Southern common stock on the effective date of the merger if (i) the First National/Southern merger is completed at an exchange ratio below 1.6686, and (ii) either the merger agreement between Fifth Third and the Company is terminated prior to August 1, 2005 or the Fifth Third/First National merger has not closed for any reason by that date.

If these contingencies occur, then the holders of Southern common stock on the effective date of the First National/Southern merger would be entitled to receive the difference between the number of shares of the Company’s common stock that such holder would have received if the exchange ratio had been 1.6686 and the number of shares of the Company’s common stock actually issued to such holder based upon the lower exchange ratio in effect at the time of the First National/Southern merger.

On June 30, 2004, the Company signed a definitive agreement to acquire First Bradenton Bank (“Bradenton”), a state-chartered commercial bank located in Bradenton, Florida. Under the terms of the definitive agreement, the Company will exchange shares of its common stock for the outstanding common stock of Bradenton on a tax-free basis and of Bradenton will merge with and into First National Bank of Florida. Based upon the Company’s closing price on September 30, 2004 of $24.55 per share, the transaction has a total value of approximately $9.9 million, representing 2.0 times Bradenton’s book value. The merger is scheduled to close in the fourth quarter of 2004.

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

On March 31, 2003, F.N.B. completed its acquisition of Charter Banking Corp. (Charter), a bank holding company headquartered in Tampa, Florida, with assets having a fair value of $795.6 million. As a result, Charter became a wholly-owned subsidiary of F.N.B. The acquisition of Charter allowed F.N.B. to access the Hillsborough county market and to expand its presence in the Pinellas county market. Charter’s only subsidiary was Southern Exchange Bank (“SEB”). In exchange for all of the outstanding common stock of Charter, F.N.B. paid $150.2 million. F.N.B. funded this acquisition through the issuance of $125.0 million of trust preferred securities and $25.2 million from F.N.B’s existing lines of credit with several major domestic banks. The transaction, which was accounted for as a purchase, resulted in the recognition of approximately $103.0 million in nondeductible goodwill and $1.1 million in core deposits intangible. The core deposits intangible will be amortized over a ten year period. The fair market value assigned to loans, investments, fixed assets, deposits and long-term debt was $169.8 million, $461.5 million, $40.8 million, $481.5 million and $154.5 million, respectively. The fair market value of interest earning assets and interest bearing liabilities was based on either quoted market values or discounting future cash flows using market rates as of March 31, 2003. These purchase adjustments will be amortized or accreted in future periods over the estimated lives of the interest earning assets and interest bearing liabilities. Current third party independent appraisals were used to value the land and buildings included in fixed assets. Merger related costs totaling $1.2 million were incurred in connection with this acquisition, which was related to employment obligations. Charter was merged into F.N.B. Corporation on August 22, 2003.

SEB’s results of operations have been reflected in the Company’s results since the acquisition date of March 31, 2003. Southern Exchange Bank was merged into First National Bank of Florida on October 10, 2003 as part of an internal reorganization.

Securities

The amortized cost and fair value of securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
September 30, 2004
U.S. Treasury and other U.S. Government agencies and corporations	$197,301	$2,005	$(273)	$199,033
Mortgage-backed securities of U.S. Government agencies	398,847	2,555	(2,206)	399,196
Other mortgage-backed securities	228,493	928	(1,783)	227,638
States of the U.S. and political Subdivisions	103,777	1,737	(136)	105,378
Other debt securities	24,069	987	(92)	24,964

Total Debt Securities	952,487	8,212	(4,490)	956,209
Equity securities	29,216	11	(7)	29,220

	$981,703	$8,223	$(4,497)	$985,429

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003
U.S. Treasury and other U.S. Government agencies and corporations	$135,550	$2,083	$(300)	$137,333
Mortgage-backed securities of U.S.Government agencies	359,425	2,518	(2,256)	359,687
Other mortgage-backed securities	156,359	1,129	(1,775)	155,713
States of the U.S. and political Subdivisions	65,184	2,370	(4)	67,550
Other debt securities	19,636	851	—	20,487

Total Debt Securities	736,154	8,951	(4,335)	740,770
Equity securities	23,768	13	(8)	23,773

	$759,922	$8,964	$(4,343)	$764,543

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
December 31, 2003
Mortgage-backed securities of U.S. Government agencies	$691	$15	$—	$706
States of the U.S. and political subdivisions	11,338	492	(5)	11,825

	$12,029	$507	$(5)	$12,531

The Company transferred all securities held to maturity into securities available for sale during the second quarter of 2004 in order to improve operational efficiency and enhance the management of its asset/liability management position. At the time of the transfer, the securities transferred had an amortized cost of $11.3 million and a net unrealized gain of $262 thousand.

At September 30, 2004 and December 31, 2003, securities with a carrying value of $190.8 million, and $161.9 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $362.4 million, and $270.6 million at September 30, 2004 and December 31, 2003, respectively, were pledged as collateral for short-term borrowings.

The age of gross unrealized losses and fair value of available for sale securities by investment category as of September 30, 2004 were as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury and other U.S. government agencies and corporations	$63,380	$(273)	$—	$—	$63,380	$(273)
Mortgage-backed securities of U.S. government agencies	198,314	(2,206)	—	—	198,314	(2,206)
Other mortgage-backed securities	155,039	(1,783)	—	—	155,039	(1,783)
State of the U.S. and political subdivisions	5,587	(134)	93	(2)	5,680	(136)
Other debt securities	2,734	(92)	—	—	2,734	(92)
Equity securities	43	(7)	—	—	43	(7)

Total	$425,097	$(4,495)	$93	$(2)	$425,190	$(4,497)

The Company does not believe unrealized losses, individually or in the aggregate, as of September 30, 2004 represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

Loans

Following is a summary of loans (in thousands):

	September 30, 2004	December 31, 2003
Real Estate:
Residential	$1,032,576	$810,790
Commercial	1,618,923	1,017,291
Construction	641,837	311,266
Installment loans to individuals	86,665	77,660
Commercial, financial and agricultural	329,584	227,117
Lease financing	1,100	6,032
Unearned income	(3,224)	(774)

	$3,707,461	$2,449,382

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Company’s primary market area of south and central Florida.

As of September 30, 2004 and December 31, 2003, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

Non-Performing Assets

Following is a summary of non-performing assets (in thousands):

	September 30, 2004	December 31, 2003
Non-accrual loans	$11,316	$5,521
Restructured loans	—	—

Total Non-Performing Loans	11,316	5,521
Other real estate owned	743	—

Total Non-Performing Assets	$12,059	$5,521

Loans past due 90 days or more, on which interest accruals continue, were $492,000, and $163,000, at September 30, 2004 and December 31, 2003, respectively.

Allowance for Loan Losses

Following is an analysis of changes in the allowance for loan losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$29,705	$25,746	$28,104	$21,421
Addition from acquisitions	10,414	—	10,414	2,506
Charge-offs	(453)	(916)	(1,659)	(3,391)
Recoveries	241	501	773	1,235

Net Charge-offs	(212)	(415)	(886)	(2,156)
Provision for loan losses	400	952	2,675	4,512

Balance at end of period	$40,307	$26,283	$40,307	$26,283

Deposits

Following is a summary of deposits (in thousands):

	September 30, 2004	December 31, 2003
Non-interest bearing	$634,549	$451,837
Interest bearing checking	884,678	503,064
Savings	1,050,863	843,677
Certificates of deposit and other time deposits	1,337,695	921,411

	$3,907,785	$2,719,989

Time deposits of $100,000 or more were $671.2 million and $415.8 million at September 30, 2004 and December 31, 2003.

Short-Term Borrowings

Following is a summary of short-term borrowings (in thousands):

	September 30, 2004	December 31, 2003
Securities sold under repurchase agreements	$300,795	$248,051
Federal funds purchased	155,500	86,000
Federal Home Loan Bank advances	55,000	20,000

	$511,295	$354,051

Long-Term Debt

Following is a summary of long-term debt (in thousands):

	September 30, 2004	December 31, 2003
Federal Home Loan Bank advances	$256,091	$211,944
Subordinated debentures	97,012	58,238
Other long-term debt	828	818

	$353,931	$271,000

First National Bank of Florida has available credit with the Federal Home Loan Bank of $821.4 million, of which $311.1 million, or 37.8%, was used as of September 30, 2004. These advances are secured by residential real estate loans and Federal Home Loan Bank Stock.

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

Following is a summary of off-balance sheet credit risk information (in thousands):

	September 30, 2004	December 31, 2003
Commitments to extend credit	$1,327,138	$717,079
Standby letters of credit	42,427	34,842

At September 30, 2004, funding of approximately 73% of the commitments to extend credit is dependent on the financial condition of the customer. The Company has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Based on management’s credit evaluation of the customer, collateral may be deemed necessary.

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

On the date of spin-off, F.N.B. stock options held by employees of the Company were converted into stock options of the Company. Since the stock options were converted after year end, it is not possible to estimate the dilutive impact to the Company for periods prior to the distribution. The conversion of the stock options provided the employees with a benefit similar to that provided by the F.N.B. options. Therefore, the dilutive effect of the stock options on the Company’s prior period’s weighted average shares outstanding is assumed by applying the exchange ratio to the dilutive effect of such stock options of F.N.B. In addition, F.N.B. had convertible preferred stock outstanding until the preferred stock was redeemed in exchange for F.N.B. common stock during the third quarter of 2003. As such, the dilutive effect of F.N.B.’s preferred stock on the Company’s prior periods weighted average shares outstanding is assumed by applying the exchange ratio to the dilutive effect of such securities of F.N.B.

The following tables set forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three Months Ended September 30, 2004		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic
Net income	$8,924	$8,299	$30,564	$27,604

Average common shares outstanding	51,107,658	47,470,734	48,822,001	47,444,857

Earnings per share	$.17	$.17	$.63	$.58

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Diluted
Earnings applicable to diluted earnings per share	$8,924	$8,299	$30,564	$27,604

Average common shares outstanding	51,107,658	47,470,734	48,822,001	47,444,857
F.N.B Corporation convertible preferred stock	—	—	—	87,811
Net effect of dilutive stock options based on the treasury stock method	2,046,506	939,958	1,532,620	808,556

	53,154,164	48,410,692	50,354,621	48,341,224

Earnings per share	$.17	$.17	$.61	$.57

Cash Flow Information

Following is a summary of supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2004	2003
Cash paid for:
Interest	$35,844	$33,341
Income taxes	17,495	11,946

Noncash investing and financing activities:
Acquisition of real estate in settlement of loans	$440	$339
Transfer of securities from held to maturity to available for sale	11,269	—
Changes in account balances due to acquisition of Southern:
Securities	$119,595	—
Loans, net of allowance	854,134	—
Premises and equipment	20,451	—
Deposits	837,719	—
Short-term borrowings	47,727	—
Long-term debt	45,476	—
—	1,770	—

Stock-Based Compensation

Under the Company’s Amended and Restated 2003 Incentive Plan, the Company has the ability to issue stock (subject to certain restrictions as determined by the board of directors), stock options or stock appreciation rights to its employees. The following table summarizes information about the non-qualified stock options granted during 2004:

Options granted	1,288,830
Weighted average exercise price	$16.89-24.88
Vesting period	6 months

The exercise price of the stock options granted during the third quarter of 2004 was equal to or exceeded the market price of the underlying stock on the date of grant. Therefore, no compensation expense is recognized in accordance with APB Opinion 25, Accounting for Stock Issued to Employees.

Effective on the date of the spin-off, all outstanding F.N.B. options held by the Company’s employees were converted to options to purchase the Company’s common stock. No compensation expense was recognized as a result of the conversion. The following table shows pro-forma net income and earnings per share assuming the Company’s stock options had been expensed based on the fair value of the options along with significant assumptions used in the Black-Scholes option pricing model (dollars in thousands, except per share data).

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net income (as reported)	$8,924	$30,564
Stock-based compensation expense included in net income, net of tax	363	608
Stock-based compensation expense if the fair value method had been applied to all awards, net of tax	(2,624)	(5,203)

Pro forma net income	6,663	25,969

Earnings per share:
Basic (as reported)	$.17	$.63
Basic pro forma	.13	.53

Diluted (as reported)	$.17	$.61
Diluted pro forma	.13	.52

Assumptions:
Risk-free interest rate		4.07%
Dividend yield		1.57%
Expected stock price volatility		.24%
Expected life (years)		7.09
Fair value of options granted		$5.93

During 2004, the Company has issued 230,595 shares of restricted stock with a weighted average fair value of $16.89. The restricted stock is subject to vesting upon continued employment with the Company or the Company attaining certain performance criteria as established by the board of directors. The unvested portion of the Company’s restricted stock is shown on the balance sheet under the caption “Deferred stock compensation” and amortized to expense over the vesting period.

Retirement Plan

The retirement plan expense for the non-qualified benefit plan includes the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Service costs	$212	$215	$636	$645
Interest cost	184	170	553	512
Net amortization	117	114	352	341

Net benefit expense	$513	$499	$1,541	$1,498

	Assumptions as of September 30,
	2004	2003
Weighted average discount rate	6.0%	6.8%
Rates of increase in compensation levels	4.0%	4.0%

Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$8,924	$8,299	$30,564	$27,604
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	13,485	(9,032)	(500)	(2,566)
Reclassification adjustment for gains included in net income	(48)	(115)	(156)	(530)

Other comprehensive income (loss)	13,437	(9,147)	(656)	(3,096)

Comprehensive income (loss)	$22,361	$(848)	$29,908	$24,508

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

At or for the three months ended September 30, 2004	Community Bank	Insurance Agency	Wealth Management	Other	Consolidated
Interest income	$51,725	$43	$3	$(18)	$51,753
Interest expense	13,973	48	(2)	680	14,699
Provision for loan loss	400	—	—	—	400
Non-interest income	7,111	6,988	1,742	(210)	15,631
Non-interest expense	31,053	5,959	1,625	557	39,194
Intangible amortization	518	92	1	—	611
Merger expenses	4,645	—	—	—	4,645
Income tax expense	4,234	416	50	(533)	4,167
Net income (loss)	9,176	608	72	(932)	8,924
Total assets	5,474,493	35,570	3,545	(10,088)	5,503,520
Goodwill	371,428	18,631	—	—	390,059

At or for the three months ended September 30, 2003	Community Bank	Insurance Agency	Wealth Management	Other	Consolidated
Interest income	41,580	42	1	(6)	41,617
Interest expense	10,605	35	2	(6)	10,636
Provision for loan loss	952	—	—	—	952
Non-interest income	6,299	7,044	1,698	—	15,041
Non-interest expense	25,064	6,280	1,678	—	33,022
Intangible amortization	252	88	1	—	341
Income tax expense	3,389	315	45	—	3,749
Net income (loss)	7,869	456	(26)	—	8,299
Total assets	3,671,350	37,046	1,956	—	3,710,352
Goodwill	156,789	19,343	—	—	176,132

At or for the nine months ended September 30, 2004	Community Bank	Insurance Agency	Wealth Management	Other	Consolidated
Interest income	$140,670	$127	$6	$(113)	$140,690
Interest expense	35,626	179	—	1,658	37,463
Provision for loan loss	2,675	—	—	—	2,675
Non-interest income	20,762	23,886	5,824	(375)	50,097
Non-interest expense	80,224	18,797	4,887	1,176	105,084
Intangible amortization	1,021	277	3	—	1,301
Merger expenses	4,645	—	—	—	4,645
Income tax expense	13,848	2,005	374	(1,226)	15,001
Net income (loss)	29,059	3,032	569	(2,096)	30,564
Total assets	5,474,493	35,570	3,545	(10,088)	5,503,520
Goodwill	371,428	18,631	—	—	390,059

At or for the nine months ended September 30, 2003	Community Bank	Insurance Agency	Wealth Management	Other	Consolidated
Interest income	123,340	156	1	(22)	123,475
Interest expense	32,637	61	7	(22)	32,683
Provision for loan loss	4,512	—	—	—	4,512
Non-interest income	22,567	20,135	4,966	—	47,668
Non-interest expense	71,208	16,525	5,070	—	92,803
Intangible amortization	729	193	2	—	924
Merger expenses	1,014	—	—	—	1,014
Income tax expense	12,046	1,483	12	—	13,541
Net income (loss)	25,504	2,222	(122)	—	27,604
Total assets	3,671,350	37,046	1,956	—	3,710,352
Goodwill	156,789	19,343	—	—	176,132

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents how the pro forma combined income statements for the three and nine months ended September 30, 2004 and 2003 for the Company and Southern may have appeared had the merger been completed on January 1, 2003. The unaudited pro forma condensed combined financial information shows the impact of the merger on the companies’ respective historical results of operations under the purchase method of accounting. The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined companies had the companies actually been combined on January 1, 2004 and had the impact of possible revenue enhancements, expense efficiencies and other factors been considered.

Pro Forma Combined Income Statement

First National Bankshares of Florida and Southern Community Bancorp

For the three month period ending September 30, 2004

	Historical First National Bankshares	Historical Southern Community	Pro Forma Adjustments		Pro Forma Combined
Total Interest Income	$51,753	$11,102	$39	a	$
			(375	)b
			(33	)c		62,486
Total Interest Expense	14,699	3,710	(33	)c
			(358	)d
			21	e		18,039

Net Interest Income	37,054	7,392	1			44,447
Provision	400	399	—			799

Net Interest Income after provision	36,654	6,993	1			43,648

Non-Interest Income	15,631	145	—			15,776
Non-Interest Expense	39,194	4,149	435	f		43,778

Income before taxes	13,091	2,989	(434)			15,646
Income Taxes	4,167	1,006	(167	)g		5,006

Net Income	$8,924	$1,983	$(267)			$10,640

Basic weighted average shares outstanding	51,109,030	7,229,701	3,648,830			61,987,561
Diluted weighted average shares outstanding	53,155,536	7,736,969	3,904,848			64,797,353

Basic earnings per share	$.17	$.27				$.17
Diluted earnings per share	.17	.26				.16

Pro Forma Combined Income Statement

First National Bankshares of Florida and Southern Community Bancorp

For the three month period ending September 30, 2003

	Historical First National Bankshares	Historical Southern Community	Pro Forma Adjustments		Pro Forma Combined
Total Interest Income	$41,617	$11,493	$58	a	$
			(562	)b		52,606
Total Interest Expense	10,636	4,555	(536	)d
			32	e		14,687

Net Interest Income	30,981	6,938	—			37,919
Provision	952	1,026	—			1,978

Net Interest Income after provision	30,029	5,912	—			35,941

Non-Interest Income	15,041	2,049	—			17,090
Non-Interest Expense	33,022	4,538	652	f		38,212

Income before taxes	12,048	3,423	(652)			14,819
Income Taxes	3,749	1,276	(252	)g		4,773

Net Income	$8,299	$2,147	$(400)			$10,046

Basic weighted average shares outstanding	47,475,241	7,059,835	3,563,099			58,098,175
Diluted weighted average shares outstanding	48,415,199	7,471,051	3,770,639			59,656,889

Basic earnings per share	$.17	$.30				$.17
Diluted earnings per share	.17	.29				.17

Pro Forma Combined Income Statement

First National Bankshares of Florida and Southern Community Bancorp

For the nine month period ending September 30, 2004

	Historical First National Bankshares	Historical Southern Community	Pro Forma Adjustments		Pro Forma Combined
Total Interest Income	$140,690	$37,604	$156	a	$
			(1,500	)b
			(62	)c		176,888
Total Interest Expense	37,463	13,417	(62	)c
			(1,430	)d
			84	e		49,472

Net Interest Income	103,227	24,187	2			127,416
Provision	2,675	1,843	—			4,518

Net Interest Income after provision	100,552	22,344	2			122,898

Non-Interest Income	50,097	1,589	—			51,686
Non-Interest Expense	105,084	15,232	1,738	f		122,054

Income before taxes	45,565	8,701	(1,736)			52,530
Income Taxes	15,001	3,008	(670	)g		17,339

Net Income	$30,564	$5,693	$(1,066)			$35,191

Basic weighted average shares outstanding	48,825,455	7,195,871	3,631,756			59,653,082
Diluted weighted average shares outstanding	50,358,075	7,715,299	3,893,911			61,967,285

Basic earnings per share	$.63	$.79				$0.59
Diluted earnings per share	.61	.74				0.57

Pro Forma Combined Income Statement

First National Bankshares of Florida and Southern Community Bancorp

For the nine month period ending September 30, 2003

	Historical First National Bankshares	Historical Southern Community	Pro Forma Adjustments		Pro Forma Combined
Total Interest Income	$123,475	$32,011	$175	a	$
			(1,687	)b		153,974
Total Interest Expense	32,683	12,755	(1,609	)d
			95	e		43,924

Net Interest Income	90,792	19,256	2			110,050
Provision	4,512	2,746	—			7,258

Net Interest Income after provision	86,280	16,510	2			102,792

Non-Interest Income	47,668	3,977	—			51,645
Non-Interest Expense	92,803	13,455	1,956	f		108,214

Income before taxes	41,145	7,032	(1,954)			46,223
Income Taxes	13,541	2,632	(754	)g		15,419

Net Income	$27,604	$4,400	$(1,200)			$30,804

Basic weighted average shares outstanding	47,444,857	6,884,651	3,474,683			57,804,191
Diluted weighted average shares outstanding	48,341,224	7,270,503	3,669,423			59,281,150

Basic earnings per share	$.58	$.64				$0.53
Diluted earnings per share	.57	.61				0.52

Notes to the Unaudited Pro Forma Combined Condensed Financial Information

a.	To reflect the impact on interest income of the fair value adjustment on Southern’s investment securities. The adjustment will be recognized over the remaining live of the investment portfolio.
b.	To reflect the impact on interest income of the amortization of the fair value adjustment on Southern’s loan portfolio. Adjustment will be recognized over the remaining life of the loan portfolio.
c.	To eliminate the impact on the Company’s interest income and Southern’s interest expense of a $10.0 million line of credit issued by First National Bank of Florida to Southern’s holding company. The rate on the line of credit was 3.56%
d.	To reflect the impact on interest expense of the fair value adjustment on Southern’s time deposits. The adjustment will be recognized over the remaining life of the time deposit portfolio.
e.	To reflect the impact on interest expense of the fair value adjustment on Southern’s long-term debt. The adjustment will be recognized over the remaining life of the long-term debt.
f.	To reflect the amortization of the core deposits intangible. The core deposits intangible will be amortized straight line over a 10 year period.
g.	To record the tax effect of the pro forma adjustments using our statutory tax rate of 38.6%

PART	I.

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

In connection with the separation from F.N.B., we incurred approximately $10.5 million in restructuring expenses during the fiscal year ended December 31, 2003. These expenses consisted of $5.3 million of early retirement expenses and involuntary separation costs, $4.2 million in professional fees, and approximately $1.0 million in fixed asset write-off and other expenses connected with the separation. On September 30, 2004, a liability associated with the separation of approximately $973,000 remained. This liability primarily consists of amounts due to terminated employees under various benefit plans and employment agreements. Continued payments to these terminated employees will be made in accordance with the terms and provisions of such benefit plans and employment agreements.

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

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Results of Operations

Net income was $30.6 million for the first nine months of 2004 compared to net income of $27.6 million for the first nine months of 2003. Basic earnings per share were $.63 and $.58 for the first nine months of 2004 and 2003, respectively. Diluted earnings per share were $.61 and $.57 for the first nine months of 2004 and 2003, respectively. Common comparative ratios for results of operations include the return on average assets and the return on average equity. Our annualized return on average assets was .99% for the first nine months of 2004 compared to 1.09% for the first nine months of 2003, while our annualized return on average equity was 10.20% and 9.62% for the same respective periods. Results of operations for the nine months ended September 30, 2004 includes Southern Community Bank (Southern) and Lupfer-Frakes Insurance, Inc. (Lupfer), which were acquired on September 3, 2004 and July 1, 2003, respectively.

Diluted earnings per share for the nine months ended September 30, 2004 were reduced by $.05 per share due to after-tax merger expenses of $2.9 million. Diluted earnings per share for the nine months ended September 30, 2003 were reduced by $.04 per share due to after-tax merger and restructuring expenses of $1.9 million.

The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Interest bearing deposits with banks	$917	$7	1.02%	$793	$9	1.52%
Federal funds sold	5,594	36.86		12,483	108	1.16
Taxable investment securities (1)	782,030	24,569	4.20	628,748	18,603	3.96
Non-taxable investment securities (2)	81,593	3,415	5.59	80,288	3,887	6.47
Loans (3)	2,720,831	113,858	5.59	2,208,550	102,553	6.21

Total interest earning assets	3,590,965	141,885	5.28	2,930,862	125,160	5.71

Cash and due from banks	92,788			101,855
Allowance for loan losses	(30,667)			(24,694)
Premises and equipment	125,573			110,636
Other assets	347,127			270,924

	$4,125,786			$3,389,583

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$559,391	2,096.50		$438,386	1,909.58
Savings	875,871	6,128.93		842,558	8,183	1.30
Other time	1,040,361	19,049	2.45	850,831	17,530	2.75
Short-term borrowings	371,947	2,361.85		265,637	1,644.83
Long-term debt	319,713	7,829	3.27	151,180	3,417	3.02

Total interest bearing liabilities	3,167,283	37,463	1.58	2,548,592	32,683	1.71

Non-interest bearing demand	519,545			421,005
Other liabilities	38,508			36,467

	3,725,336			3,006,064
Stockholders’ equity	400,450			383,519

	$4,125,786			$3,389,583

Excess of interest earning assets over interest bearing liabilities	$423,682			$382,270

Net interest income		$104,422			$92,477

Net interest spread			3.70%			4.00%

Net interest margin (4)			3.88%			4.22%

(1)	The average balances and yields earned on securities are based on historical cost.
(2)	The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35%, adjusted for certain federal tax preferences.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.
(4)	Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by total interest earning assets.

Net Interest Income

Net interest income, our primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. Net interest income, on a fully taxable equivalent basis, totaled $104.4 million for the first nine months of 2004, an increase of 12.9% as compared to $92.5 million for the same period 2003. Interest income grew $16.7 million to $141.9 million for the first nine months of 2004 compared to $125.2 million for same period in 2003 as we increased our interest earning assets by $660.1 million. The yield on interest earning assets decreased 43 basis points due to repricing of our interest earning assets and a focus on originating variable and adjustable rate commercial and consumer loans, which were priced lower than existing portfolio yields. Interest expense increased 14.6% to $37.5 million for the first nine months of 2004 compared to $32.7 million for the same period in 2003 as interest bearing liabilities grew $618.7 million, or 24.3%. The impact on interest expense caused by the increase in interest bearing liabilities was mitigated by our ability to effectively manage the interest rate paid. The cost of funds decreased from 1.71% during the nine months ended September 30, 2003 to 1.58% during the nine months ended September 30, 2004. Net interest margin decreased from 4.22% for the nine months ended September 30, 2003 to 3.88% for the nine months ended September 30, 2004. The impact of future rate changes on our net interest income is discussed further under the “Liquidity and Interest Rate Sensitivity” caption below.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 (in thousands):

	Volume	Rate	Net
Interest income
Interest bearing deposits with banks	$2	$(4)	$(2)
Federal funds sold	(49)	(23)	(72)
Securities:
Taxable	4,778	1,188	5,966
Non-taxable	64	(536)	(472)
Loans	19,848	(8,543)	11,305

Net change	$24,643	$(7,918)	$16,725

Interest expense
Deposits:
Interest bearing demand	$374	$(187)	$187
Savings	332	(2,387)	(2,055)
Other time	2,977	(1,458)	1,519
Short-term borrowings	676	41	717
Long-term debt	4,107	305	4,412

	8,466	(3,686)	4,780

Net change	$16,177	$(4,232)	$11,945

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

For the first nine months of 2004, interest income on loans increased 11.0% from $102.6 million to $113.9 million as average loans increased by $512.3 million. Southern’s loan portfolio increased our average loan balances by $63.5 million and interest income by $2.6 million. Interest income on investment securities increased $5.4 million for the first nine months of 2004 as the average balance of investment securities increased $154.6 million.

Interest expense on deposits decreased 1.3% to $27.3 million for the first nine months of 2004 despite a $343.8 million increase in average interest bearing deposits. The decrease in interest expense on deposits was accomplished by a 26 basis point reduction of the rate paid on these deposits. We continued to successfully generate non-interest-bearing deposits as such deposits increased by $98.5 million to $519.5 million for the first nine months of 2004 as compared to the same period in 2003. Interest expense on short-term borrowings increased by $717,000 as the average balance of these borrowings increased $106.3 million for the first nine months of 2004 as compared to the first nine month of 2003. Interest expense on long-term debt increased $4.4 million for the nine months ended September 30, 2004 primarily from a $168.5 million increase in average long-term debt. The increase in average long-term debt is a result of additional FHLB borrowings and debt incurred in connection with the spin-off from F.N.B.

Non-Interest Income

Total non-interest income increased 5.1% from $47.7 million for the first nine months of 2003 to $50.1 million for the same period in 2004. Service charges on deposit accounts increased 9.1% to $15.0 million during the first nine months of 2004 from $13.8 million for the same period in 2003. Income from wealth management services increased $735,000, or 14.8%, to $5.7 million for the first nine months of 2004 compared to $5.0 million for the same period in 2003. Insurance commissions and fees increased 19.7% to $23.3 million for the first nine months of 2004 compared to $19.5 million for the same period in 2003. The Lupfer acquisition contributed insurance commissions and fees of $3.2 million in the first nine months of 2004. Gains on the sale of mortgage loans for the first nine months of 2004 decreased 49.8% to $2.5 million as compared to $5.0 million for the same period in 2003. The gains on the sale of mortgage loans generated in 2003 were a direct result of homeowner refinancings driven by mortgage interest rates declining to historical low levels. As mortgage rates increase, we do not anticipate the level of gains experienced in 2003 to continue.

Non-Interest Expense

Total non-interest expense increased $12.3 million to $105.1 million for the first nine months in 2004 compared to $92.8 million for the same period in 2003. During the nine months ended September 30, 2004, we incurred $4.6 million in merger related costs associated with Southern. Total non-interest expense for the nine months ended September 30, 2003 include $1.0 million in merger related costs associated with the acquisition of Charter Banking Corp. and $1.9 million in restructuring expenses associated with the spin-off from F.N.B. For the first nine months of 2004, salary and employee benefits increased $3.3 million from $57.0 million for the same period in 2003 to $60.3 million in 2004. The increase is due to increased health care costs and the acquisitions of SEB and Lupfer in 2003. Other non-interest expenses totaled $22.2 million for 2004, a $2.3 million increase from 2003.

Income Taxes

Our income tax expense was $15.0 million for the first nine months of 2004 compared to $13.5 million for the same period in 2003. The 2004 effective tax rate of 32.9% was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-free interest and dividend income.

Third Quarter of 2004 as Compared to Third Quarter of 2003

Results of Operations

Net income was $8.9 million, or $.17 per diluted share, for the third quarter of 2004 compared to net income of $8.3 million, or $.17 per diluted share, for the third quarter of 2003. Basic earnings per share were $.17 for both the three months ended September 30, 2004 and 2003. Common comparative ratios for results of operations include the return on average assets and the return on average equity. Our annualized return on average assets and annualized return on average equity were .78% and 7.73%, respectively, for the third quarter of 2004 compared to .89% and 7.33% for the same period in 2003. Diluted earnings per share for three months ended September 30, 2004 were reduced by $.05 due to after-tax merger expenses of $2.9 million. Diluted earnings per share for the three months ended September 30, 2003 were reduced $.03 due to after-tax restructuring expenses of $1.2 million incurred in connection with the spin-off from F.N.B. Results of operations for the three months ended September 30, 2004 include Southern, which was acquired on September 3, 2004.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, totaled $37.5 million for the third quarter of 2004, representing an 18.9% increase over the third quarter of 2003. Interest income, on a fully taxable equivalent basis, grew $10.0 million to $52.2 million for the third quarter of 2004 compared to $42.2 million for same period in 2003 as the average balance of our interest earning assets increased by $787.8 million. Interest expense increased $4.1 million to $14.7 million for the third quarter of 2004 compared to $10.6 million for the same period in 2003 as the average balance of our interest bearing liabilities grew $731.2 million. Net interest margin decreased from 3.97% for the three months ended September 30, 2003 to 3.79% for the same period in 2004.

For the third quarter of 2004, interest income on loans increased 23.4% from $34.2 million to $42.2 million as average loans increased by $703.0 million. Interest income on investment securities increased 25.1% to $10.0 million for the third quarter of 2004 as the average balance of investment securities increased $86.8 million to $907.5 million.

Interest expense on deposits increased $1.4 million to $10.2 million for the third quarter of 2004 due to a $387.9 million increase in average interest bearing deposits. Interest expense on long-term debt increased $1.7 million to $3.1 million for the third quarter of 2004 due to a $131.3 million increase in average long-term debt.

Non-Interest Income

Non-interest income increased 3.9% during the third quarter of 2004 to $15.6 million compared to $15.0 million for the same period of 2003. Income from wealth management services was $1.7 million for the three months ended September 30, 2004 and for the same period in 2003. Insurance commissions and fees decreased 1.4% to $6.8 million for the third quarter of 2004 from $6.9 million for the same period in 2003. The recent hurricanes in our markets contributed to the reduction in insurance commissions as insurance carriers provided payment relief to those individuals directly affected. For the remainder of the year, we do not anticipate insurance commissions to be at historical levels. In addition, we recorded $1.3 million in contingent revenue under profit sharing agreements with our insurance carriers during 2004. With the recent hurricanes in our markets, it is probable we will not earn any contingent commissions under these profit sharing agreements in 2005. Gains on the sale of mortgage loans increased $446,000 during this same period.

Non-Interest Expense

Non-interest expenses increased $6.2 million during the third quarter of 2004 to $39.2 million compared to $33.0 million for the same period of 2003. Non-interest expenses for the three months ended September 30, 2004 includes $4.6 million of merger expenses associated with the acquisition of Southern. Non-interest expense for the three months ended September 30, 2003 includes $1.9 million in restructuring related expenses associated with the spin-off from F.N.B.

Income Taxes

Our income tax expense was $4.2 million for the third quarter of 2004 compared to $3.7 million for the same period in 2003. The effective tax rate for the three months ended September 30, 2004 was 31.8%. Our effective tax rate was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-free interest and dividend income.

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

Liquidity sources from assets include payments from loans and investments as well as the ability to sell loans and investment securities. Liquidity sources from liabilities are generated through growth in deposits and, to a lesser extent, the use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, our banking subsidiary has the ability to borrow from the Federal Home Loan Bank (FHLB). FHLB advances are a competitively priced and reliable source of funds. As of September 30, 2004, outstanding advances were $311.1 million, or 5.7% of total assets, while FHLB availability was $821.4 million, or 14.9% of total assets.

The principal source of cash for the parent company is dividends from its subsidiaries. The parent company has availability to borrow up to $75.0 million through unsecured lines of credit with several major domestic banks. These lines, which were unused as of September 30, 2004, provide the parent company a liquid source of short-term funding.

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

The following gap analysis measures our interest rate risk by comparing the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities maturing over a one-year period was 1.21 at September 30, 2004, as compared to 1.38 at December 31, 2003. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities, assuming the current interest rate environment.

Following is the gap analysis as of September 30, 2004 (dollars in thousands):

	Within 3 Months	4-12 Months		1-5 Years		Over 5 years		Total
Interest earning assets
Interest bearing deposits with banks	$349	$		$		$		$349
Federal funds sold	820							820
Securities	36,688		111,025		407,119		430,597	985,429
Loans, net of unearned income	1,676,542		678,565		1,133,801		196,777	3,685,685

	$1,714,399		$789,590		$1,540,920		$627,374	$4,672,283
Other assets							831,237	831,237

Total	$1,714,399		$789,590		$1,540,920		$1,458,611	$5,503,520

Interest bearing liabilities
Deposits:
Interest checking	$203,756	$		$			$680,922	$884,678
Savings	427,566						623,297	1,050,863
Time deposits	181,858		576,605		552,936		26,296	1,337,695
Borrowings	586,423		85,139		163,664		30,000	865,226

	$1,399,603		$661,744		$716,600		$1,360,515	$4,138,462
Other liabilities							678,742	678,742
Stockholders’ equity							686,316	686,316

Total	$1,399,603		$661,744		$716,600		$2,725,573	$5,503,520

Period Gap	$314,796		$127,846		$824,320		$(1,266,962)

Cumulative Gap	$314,796		$442,642		$1,266,962

Cumulative Gap as a Percent of Total Assets	5.72%		8.04%		23.02%

Rate Sensitive Assets/ Rate Sensitive Liabilities (Cumulative)	1.22		1.21		1.46		1.13

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

The following table presents an analysis of the potential sensitivity of our annual net interest income and EVE to sudden and sustained changes in market rates:

	September 30, 2004	December 31, 2003
Net interest income change (12 months):
– 100 basis points	(2.4)%	(7.1)%
+ 200 basis points	2.1%	4.4%

Economic value of equity:
– 100 basis points	4.1%	(6.4)%
+ 200 basis points	(7.1)%	.4%

The balance sheet structure as of September 30, 2004 indicates we are well positioned to realize improvement in earnings from increasing rates over the next twelve months. Loan growth has been concentrated in the form of variable products while funding has been medium term and fixed rate. The balance sheet structure will result in improving next interest income when rates increase with a negative impact on equity in the same scenario. The economic value of equity result in the +200 basis point scenario reflects our assumed shortening of our deposit base and extension of our mortgage related products. The risk of declining rates is acceptable considering the current interest rate term structure and anticipated Federal Reserve Board interest rate movements.

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

Changes in the interest rate environment can cause significant fluctuations in the market value of mortgage loans originated for resale in the secondary market. We utilize forward loan commitments on mortgage loans to offset the risk of decreases in the market values of the loans as a result of increases in interest rates. At September 30, 2004 and December 31, 2003, we had $2.2 million and $5.2 million in forward sales agreements, respectively.

Lending Activity

Following is a summary of loans (dollars in thousands):

	September 30, 2004	December 31, 2003
Real Estate:
Residential	$1,032,576	$810,790
Commercial	1,618,923	1,017,291
Construction	641,837	311,266
Installment loans to individuals	86,665	77,660
Commercial, financial and agricultural	329,584	227,117
Lease financing	1,100	6,032
Unearned income	(3,224)	(774)

	$3,707,461	$2,449,382

We strive to minimize credit losses by utilizing credit approval standards, diversifying our loan portfolio by industry and borrower, and conducting ongoing review and management of the loan portfolio.

During the first nine months of 2004, we grew our loan portfolio in our existing markets by $393.5 million or 16%. The acquisition of Southern contributed $864.5 million in total loans. Our loan portfolio is well-diversified with a significant portion of the portfolio being made up of loans secured by real estate. Residential, commercial and construction loans secured by real estate accounted for 88.8% of the loan portfolio at September 30, 2004.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of south and central Florida. With the forecasted growth in our primary market over the upcoming years, we anticipate organic growth in our loan portfolio to continue at historical levels.

As of September 30, 2004, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

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

Following is a summary of non-performing assets (in thousands):

	September 30, 2004	December 31, 2003
Non-accrual loans	$11,316	$5,521
Restructured loans	—	—

Total Non-Performing Loans	11,316	5,521
Other real estate owned	743	—

Total Non-Performing Assets	$12,059	$5,521

Loans past due 90 days or more, on which interest accruals continue, were $492,000 and $163,000 at September 30, 2004 and December 31, 2003, respectively.

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

The provision for loan losses charged to operations in each period presented is a direct result of management’s assessment of the adequacy of the allowance for loan losses at the end of each period. Factors considered in management’s assessment include growth in the loan portfolio, changes in the composition of the loan portfolio, concentrations of credit risk, current trends in net charge-offs, trends in non-performing loans and current economic conditions in the markets in which we operate. The provision for loan losses was $2.7 million for the first nine months of 2004 compared with $4.5 million for the same period in 2003. The provision for loan losses totaled $400,000 for the third quarter of 2004, as compared to $952,000 for the third quarter of 2003. Factors considered in the level of the provision during 2004 included the level of non accrual loans, the level of loans charged-off and increased loan concentrations, primarily in commercial real estate loans and the results of our ongoing evaluation of our commercial loan portfolio.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. For the nine months ended September 30, 2004, charge-offs, net of any subsequent recovery, totaled $886,000 compared to $2.2 million for the same period in 2003.

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

Stockholders’ equity increased through earnings retention by $20.6 million since December 31, 2003. Additionally, the acquisition of Southern increased stockholders’ equity by $304.9 million. As a result, book value per share increased to $11.57 at September 30, 2004, compared to $7.65 at December 31, 2003.

We have $67.0 million in debentures to an unconsolidated subsidiary trust which qualifies as Tier 1 capital under present Federal Reserve Board guidelines. In addition, our banking subsidiary, First National Bank of Florida, has borrowed $17.0 million under a $20.0 million subordinated loan commitment with a correspondent bank, which qualifies as Tier 2 capital. Additionally, Southern had $13.0 million outstanding in subordinated loans with several correspondent banks which were assumed by FNBFL and also qualify as Tier 2 capital.

Following are the capital ratios as of September 30, 2004 for the Company and our banking subsidiary, First National Bank of Florida (dollars in thousands):

	Actual		Well Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
Consolidated	$393,667	10.2%	$386,860	10.0%	$309,488	8.0%
First National Bank	387,796	10.0	386,456	10.0	309,165	8.0

Tier 1 Capital (to risk-weighted assets):
Consolidated	323,360	8.4	232,116	6.0	154,744	4.0
First National Bank	317,489	8.2	231,873	6.0	154,582	4.0

Tier 1 Capital (to average assets):
Consolidated	323,360	7.9	205,463	5.0	164,371	4.0
First National Bank	317,489	7.8	204,590	5.0	163,672	4.0

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

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Liquidity and Interest Rate Sensitivity” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and incorporated herein by reference.

ITEM 4. Controls and Procedures

An evaluation was performed during the quarter ended September 30, 2004 under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in our internal controls over financial reporting since the date of the evaluation.

PART II

Item 1. Legal Proceedings

None applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of shares of our common stock during the three months ended September 30, 2004:

Period	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Shares that may yet to be Purchased Under Publicly Announced Program (2)
July	—	$—	—	736,913
August	—	—	—	736,913
September	60,000	24.27	—	736,913

(1)	Purchased in open market transactions.
(2)	On March 22, 2004, we announced a plan to repurchase up to 1.1 million shares of our common stock in connection with the acquisition of Southern Community Bancorp, which was completed on September 3, 2004.

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

Item 6. Exhibits

(a)	The following exhibits are filed with this Report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First National Bankshares of Florida, Inc.
(Registrant)

Dated: November 9, 2004	/s/ Gary L. Tice
Gary L. Tice
President and Chief Executive Officer
(principal executive officer)

Dated: November 9, 2004	/s/ Robert T. Reichert
Robert T. Reichert
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and accounting officer)